Form 10-Q
period 1995-03-31
COMMODITY TREND TIMING FUND II
filed 1995-05-15
CIK 702655

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1995
                      --------------

Commission File Number 2-77668, 2-79486, 2-80288
                       -------------------------


                         COMMODITY TREND TIMING FUND II
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                               13-3128322
- - --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

                    c/o Smith Barney Futures Management Inc.
                         390 Greenwich St. -  1st . Fl.
                           New York, New York 10013
- - --------------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)

                                (212) 723-5419
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

                         COMMODITY TREND TIMING FUND II
                                   FORM 10-Q
                                     INDEX


                                                                        Page
                                                                       Number
                                                                       ------
PART I - Financial Information:

       Item 1.        Financial Statements:

                      Statements of Financial Condition at
                      March 31, 1995 and December 31, 1994               3

                      Statements of Income and Expenses and
                      Partners' Capital for the Three Months
                      Ended March 31, 1995 and 1994                      4

                      Notes to Financial Statements                    5 - 6

       Item 2.        Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                       7 - 8

PART II - Other Information                                              9

                                    PART I

Item 1.  Financial Statements


                        COMMODITY TREND TIMING FUND II
                       STATEMENTS OF FINANCIAL CONDITION



                                                            MARCH 31,           DECEMBER 31,
                  ASSETS                                      1995                  1994
                                                          -------------         ------------
                                                           (Unaudited)
Equity in commodity futures trading account:
  Cash                                                      $4,153,867           $4,692,159
  Net unrealized appreciation
   on open futures contracts                                                         60,323
  Commodity options owned, at market value
   (cost $4,675)                                                                        425

                                                          -------------         ------------
                                                             4,153,867            4,752,907

Interest receivable                                             20,271               18,684
                                                          -------------         ------------

                                                            $4,174,138           $4,771,591
                                                          =============         ============

           LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
 Accrued expenses:

  Other                                                        $15,633              $27,983
  Redemptions payable                                          313,866
  Commissions on open futures contracts                                               5,992
  Management fees                                                                    15,792
                                                          -------------         ------------
                                                               329,499               49,767
                                                          -------------         ------------
Partners' Capital

  General Partner, 83 Unit equivalents
     outstanding in 1995 and 1994,
     respectively                                               71,924               77,279
  Limited Partners, 4,353.7098 and
     4,988.3721 Units of Limited Partnership
     Interest outstanding in 1995 and 1994,
     respectively                                            3,772,715            4,644,545
                                                          -------------         ------------
                                                             3,844,639            4,721,824
                                                          -------------         ------------

                                                            $4,174,138           $4,771,591
                                                          =============         ============

See Notes to Financial Statements.

                        COMMODITY TREND TIMING FUND II
           STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)



                                                       MARCH 31,              MARCH 31,
                                                         1995                   1994
                                                     -------------         --------------
                                                      (Unaudited)
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized losses on closed positions                   $(236,479)          $ (2,530,612)
  Change in unrealized gains/losses on open
   positions                                              (56,073)              (384,878)
                                                     -------------         --------------

                                                         (292,552)            (2,915,490)
Less, brokerage commissions and clearing fees
  ($2,210 and $10,911, respectively)                      (49,417)              (242,010)
                                                     -------------         --------------

  Net realized and unrealized losses                     (341,969)            (3,157,500)
  Interest income                                          53,282                 60,597
                                                     -------------         --------------

                                                         (288,687)            (3,096,903)
                                                     -------------         --------------

Expenses:
  Management fees                                          28,793                 90,803
  Other                                                     6,355                 11,790
                                                     -------------         --------------

                                                           35,148                102,593
                                                     -------------         --------------

  Net loss                                               (323,835)            (3,199,496)
  Redemptions                                            (553,350)              (339,107)
                                                     -------------         --------------

  Net decrease in Partners' capital                      (877,185)            (3,538,603)

Partners' capital, beginning of period                  4,721,824             11,432,299
                                                     -------------         --------------

Partners' capital, end of period                       $3,844,639             $7,893,696
                                                     =============         ==============
Net asset value per Unit
  (4,436.7098 and 5,889.8446 Units outstanding
  at March 31, 1995 and 1994, respectively)               $866.55              $1,340.22
                                                     =============         ==============

                         COMMODITY TREND TIMING FUND II
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995
                                  (Unaudited)



General

        Commodity Trend Timing Fund II (the "Partnership") is a limited partnership which was organized under the laws of the State of New York on May 14, 1982. The Partnership engages in the speculative trading of commodity futures and option contracts, including futures contracts on U.S. Treasury Bills and other financial instruments, foreign currencies and stock indices.


        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership.

        On March 17, 1995, the General Partner of the Partnership gave 90 days notice of its intent to withdraw from the Partnership effective June 15, 1995, thereby causing its termination and dissolution unless limited partners of the Partnership ("Limited Partners") elect a new general partner. R. Parker Crowell , a Limited Partner, a trading advisor to the Partnership and the President of Chang- Crowell Investment Management Inc. ("CCIM "), proposes that CCIM become the new general partner of the Partnership and the General Partner thereupon withdraw as general partner. A solicitation by CCIM has been made to Limited Partners regarding these proposed changes in management. The General Partner has neither endorsed or opposed the solicitation. As a result of these proposed changes in management, trading in the Partnership was suspended during March 1995.

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial position as of March 31, 1995 and the results of its operations for the three months ended March 31, 1995 and 1994. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that they be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         COMMODITY TREND TIMING FUND II
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)




Net Asset Value Per Unit

        Changes in net asset value per Unit for the three months ended March 31, 1995 and 1994 were as follows:


                                                          THREE-MONTHS ENDED
                                                                MARCH 31,
                                                   -----------------------------------
                                                       1995                  1994
                                                   -------------        --------------
Net realized and unrealized
 losses                                            $ (68.31)                 $ (531.29)
Interest income                                       10.90                      10.17
Expenses                                              (7.11)                    (17.21)
                                                   ---------                 ---------


Decrease for period                                  (64.52)                   (538.33)

Net Asset Value per Unit,
 beginning of period                                 931.07                   1,878.55
                                                   ---------                 ---------

Net Asset Value per Unit,
 end of period                                     $ 866.55                  $1,340.22
                                                   =========                 =========




Subsequent Event

        On April 25, 1995, the General Partner received notice that the Limited Partners have consented to permit Smith Barney Futures Management Inc.
(" SBFM ") to withdraw as General Partner. CCIM has been elected the new general partner effective May 1, 1995, and SBFM will withdraw as General Partner from the Partnership effective on such date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1995.

        The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

        For the three months ended March 31, 1995, Partnership capital decreased 18.6% from $4,721,824 to $3,844,639. This decrease was attributable to the redemption of 634.6623 limited partnership Units resulting in an outflow of $553,350 in addition to a net loss from operations of $323,835 for the three months ended March 31, 1995. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

        During the Partnership's first quarter of 1995, the net asset value per Unit decreased 6.9% from $931.07 to $866.55 as compared to the first quarter of 1994 in which the net asset value per Unit decreased 28.7%. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1995 of approximately $293,000. Realized losses were incurred in the trading of precious metals, stock indices and agricultural commodity futures. These losses were partially offset by gains realized in the trading of commodity futures in foreign currencies, energy products and international rates.

        Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify correctly those price trends. These price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

        Interest income on 80% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three months ended March 31, 1995 decreased by approximately $7,000 as compared to the corresponding period in 1994. The decrease in interest income is primarily due to the effect of redemptions on equity.

        Brokerage Commissions are based on the number of trades the Advisor executes. Commissions and clearing fees for the three months ended March 31, 1995 decreased by approximately $193,000 as compared to the corresponding period in 1994. This decrease is primarily the result of the suspension of trading during March 1995 due to proposed changes in the management of the Partnership. Refer to the notes to the financial statements for further detail.

        Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1995 decreased by approximately $62,000 as compared to the corresponding period in 1994. This decrease is primarily the result of the suspension of trading during March 1995 due to proposed changes in the management of the Partnership. Refer to the notes to the financial statements for further detail.

                           PART II OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -

         A solicitation by Chang-Crowell Investment Management Inc.
         ("CCIM") has been made to limited partners proposing that CCIM become the new general partner of the Partnership and that Smith Barney Futures Management Inc. ("SBFM") withdraw as general partner. As of March 31, 1995, consents were still being tabulated and the solicitation was not final. Subsequently, on April 25, 1995 the consent of a majority of limited partners have permitted SBFM to withdraw as general partner. CCIM has been elected the new general partner effective May 1, 1995, and SBFM will withdraw as General Partner from the Partnership effective on such date.

Item 5.  Other Information - None

Item 6.  (a) Exhibits - None

         (b) Reports on Form 8-K - None

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMODITY TREND TIMING FUND II


By:      Smith Barney Futures Management Inc.
         ------------------------------------
         (General Partner)


By:      /s/ Alexander J. Sloane, President
         ------------------------------------
         Alexander J. Sloane, President

Date:       5/10/95
         -------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
         ------------------------------------
         (General Partner)


By:      /s/ Alexander J. Sloane, President
         ------------------------------------
         Alexander J. Sloane, President


Date:        5/10/95
         -------------



By       /s/ Daniel A.  Dantuono
         -------------------------------------
         Daniel A.  Dantuono
         Chief Financial Officer and
         Director

Date:        5/10/95
         -------------

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule