Form 10-Q
period 1996-03-31
COMMODITY TREND TIMING FUND II
filed 1996-05-16
CIK 702655

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                --------------

                                  FORM 10-Q

(Mark One)

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- --      SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 1995
                                       --------------
OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- --      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------
        --------------

Commission file number 2-77668, 2-79486, 2-80288
                       -------------------------

                        Commodity Trend Timing Fund II
                        ------------------------------
             (Exact Name of Registrant as Specified Its Charter)

New York                                13-3128322
- --------                                -----------
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)          Identification No.)

67 Mason Street, Greenwich, Connecticut  06830
- -----------------------------------------------------
(Address of Principal Executive Offices)  (Zip Code)

Registrant's Telephone Number, Including Area Code (203) 629-6248
                                                   --------------

        --------------------------------------------------------------
        Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report

	Indicate by check _ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes          No   X
                                         --

                        COMMODITY TREND TIMING FUND II
                                  FORM 10-Q
                                    INDEX


                                                                     Page
                                                                   Number
PART I - Financial Information:

         Item 1.        Financial Statements:

                        Statement of Financial Condition
                        at March 31, 1996, and December 31, 1995........3

                        Statement of Income and Partners'
                        Equity for the Three Months Ended
                        March 31, 1996 and 1995.........................4

                        Notes to Financial Statements...................5

         Item 2.        Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations......................................7

PART II - Other Information.............................................9

Part I - Financial Information

Item 1.  Financial Statements

                        COMMODITY TREND TIMING FUND II
                       STATEMENT OF FINANCIAL CONDITION




ASSETS
                                                 MARCH                 DECEMBER
                                              31, 1996                 31, 1995
                                         -------------            -------------
                                           (Unaudited)

Equity in commodity futures trading
 account:

   Cash and cash equivalents                  $464,388                 $326,100
   Net unrealized appreciation on
     open futures positions                    177,080                  184,740
   Securities on deposit                     2,676,791                2,676,723
                                         -------------            -------------
                                             3,318,259                3,187,563

Interest receivable                                486                      335
                                         -------------            -------------
                                             3,318,745               $3,187,898
                                         -------------            -------------
                                         -------------            -------------


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Accrued expenses:

    Management fees                            $11,000                  $10,545

    Commissions on open futures
      positions                                 15,444                   15,600
    Other                                        3,163                    8,760
                                         -------------            -------------
                                                29,607                   34,905
                                         -------------            -------------

General Partner's equity                        54,287                   49,074


Limited Partners' equity                     3,234,851                3,103,919
                                         -------------            -------------
                                             3,289,138                3,152,993
                                         -------------            -------------
                                            $3,318,745               $3,187,898
                                         -------------            -------------
                                         -------------            -------------

                      See Notes to Financial Statements

                        COMMODITY TREND TIMING FUND II
                   STATEMENT OF INCOME AND PARTNERS' EQUITY
                                 (UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31,
                                                  1996                     1995
                                         -------------            -------------
Income:

  Net gains (losses) on
    trading of commodity
    futures:



  Realized gains
    (losses) on closed
    positions                                 $415,338               $(236,479)

  Change in unrealized
    gains/losses on open
    positions                                  (7,660)                 (56,073)
                                         -------------            -------------
                                               407,678                (292,552)
Less, brokerage
  commissions and
  clearing fees                               (66,074)                 (49,417)

Net realized and
 unrealized gains
 (losses)                                      341,604                (341,969)

Interest income                                 38,113                   53,282
                                         -------------            -------------
                                               379,717                (288,687)
                                         -------------            -------------
Expenses:

    Management fees                            $33,844                  $28,793
    Other                                        5,400                    6,355
                                         -------------            -------------
                                                39,244                   35,148
                                         -------------            -------------

Net income (loss)                              340,473                (323,835)

Redemptions                                  (204,328)                (553,350)
                                         -------------            -------------

Net increase (decrease)
  in partners' equity                          136,145                (877,185)

Partners' equity,
  beginning of period                        3,152,993                4,721,824
                                         -------------            -------------
Partners' equity, end
  of period                                 $3,289,138               $3,844,639
                                         -------------            -------------
                                         -------------            -------------

Net asset value per
  Unit                                         $963.04                  $866.55
                                         -------------            -------------
                                         -------------            -------------

                      See Notes to Financial Statements

                 COMMODITY TREND TIMING FUND II
                 NOTES TO FINANCIAL STATEMENTS
                         March 31, 1996
                          (Unaudited)

                            General

Commodity Trend Timing Fund II (the "Partnership") is a limited partnership which was organized under the laws of the State of New York on May 14, 1982. The Partnership engages in the speculative trading of commodity futures and option contracts, including futures contracts on U.S. Treasury bills and other financial instruments, foreign currencies and stock indices (collectively, "futures").

Chang-Crowell Investment Management Inc. ("CCIM"), the General Partner of the Partnership, acts as the Partnership's trading manager pursuant to a written agreement. As trading manager, CCIM appoints and supervises commodity trading advisors which manage the Partnership's assets ("Advisors"). CCIM has selected Marathon Capital Growth Partners L.L.C. ("Marathon"), a registered commodity trading advisor, to manage half of the Partnership's assets commencing June 30, 1995. Marathon was formed in March 1995 by two principals of CCIM and Chang-Crowell Management Corporation ("CCMC"), Messrs. Robert Ecke and Bruce Terry. CCMC, a registered commodity trading advisor and an affiliate of CCIM, manages the other half of the Partnership's assets. Smith Barney Inc. acts as futures broker for the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial position as of March 31, 1996, and the results of its operations for the three months ended March 31, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that they be read in conjunction with the financial statements and notes thereto which are included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

Due to the nature of futures trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Net Asset Value Per Unit

Changes in net asset value per unit of limited partnership interest ("Unit") for the three months ended March 31, 1996 and 1995, were as follows:

                                              THREE MONTHS ENDED MARCH 31,
                                                  1996                     1995
                                         -------------            -------------

Net realized and
 unrealized gains
 (losses)                                       $92.79                 $(68.31)

Interest income                                  10.35                    10.90

Expenses                                       (10.66)                   (7.11)
                                         -------------            -------------

Increase (decrease) for
 period                                         $92.48                  (64.52)

    Net Asset Value per
      Unit, beginning of
      period                                   $870.56                  $931.07
                                         -------------            -------------

    Net Asset Value per
      Unit, end of period                      $963.04                  $866.55
                                         -------------            -------------
                                         -------------            -------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1996.

The Partnership's equity consists of the capital contributions of the partners as increased or decreased by gains or losses on futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 1996, the Partnership's equity increased 4.3% from $3,152,993 to $3,289,138. This increase was attributable to a net gain from operations of $340,473 which was offset by the redemption of 206.4232 Units resulting in an outflow of $204,328. Future redemptions can impact the amount of funds available for investments in futures positions in subsequent periods.

Results of Operations

During the Partnership's first quarter of 1996, the net asset value per Unit increased 10.6% from $870.56 to $963.04. During the first quarter of 1995, the net asset value per Unit decreased 6.9%. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1996 of approximately $407,678. In January, the strengthening U.S. dollar, European interest rates and global stock indices contributed solid gains. Commodity markets such as gold and coffee also contributed gains in January. The reversals in gold, silver and coffee which took place in February pushed performance lower. The sell-off in March of U.S. Treasury Bonds and the resumption of the upward trend in energy markets pushed performance higher, but were offset by losses in equity indices. Grain markets, however, finished strong in March.

Futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in futures trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly such price trends. Such price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that price trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Interest income on 98% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three months ended March 31, 1996, decreased by approximately $15,169, respectively, as compared to the corresponding period in 1995. Such decrease is primarily due to the effect of redemptions on equity.

Brokerage commissions are based on the number of trades that the Advisors execute. Commissions and clearing fees for the three months ended March 31, 1996, increased by approximately $16,657 as compared to the corresponding period in 1995. Such increase is primarily the result of the liquidation of all open futures positions and the suspension of all trading during March 1995 at the instructions of the Partnership's former General Partner, Smith Barney Futures Management Inc., while CCIM solicited the Limited Partners to elect it the new General Partner.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1996, increased by approximately $5,051 as compared to the corresponding period in 1995. Such increase is primarily the result of the liquidation of all open futures positions and the suspension of all trading during March 1995.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  (A) EXHIBITS

         None.

         (B) REPORTS ON FORM 8-K

         None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


COMMODITY TREND TIMING FUND II

By:     CHANG-CROWELL INVESTMENT MANAGEMENT INC.
Its:    General Partner

By:     /s/ Robert Ecke, Managing Director and Treasurer
        ------------------------------------------------
        Robert Ecke, Managing Director and Treasurer

Date:      5/15/96