Form 10-Q
period 1996-06-30
COMMODITY TREND TIMING FUND II
filed 1996-08-14
CIK 702655

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                              --------------

                                FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                           OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to
     ______________

Commission file number 2-77668, 2-79486, 2-80288

                Commodity Trend Timing Fund II
        (Exact Name of Registrant as Specified Its Charter)

New York                              13-3128322
(State or Other Jurisdiction of       (I.R.S. Employer
Incorporation or Organization)        Identification No.)

67 Mason Street, Greenwich, Connecticut  06830
(Address of Principal Executive Offices)  (Zip Code)

Registrant's Telephone Number, Including Area Code (203) 629-6248

- ------------------------------------------------------------------
  Former Name, Former Address and Former Fiscal Year, if Changed
                     Since Last Report

    Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  __        No   /X/

                    COMMODITY TREND TIMING FUND II
                              FORM 10-Q
                                INDEX

                                                                  Page
                                                                 Number
PART I - Financial Information:

    Item 1.  Financial Statements:

             Statement of Financial Condition
             at June 30, 1996, and December 31, 1995 .............  3

             Statement of Income and Partners'
             Equity for the Three and Six Months Ended
             June 30, 1996 and 1995 ..............................  4

             Notes to Financial Statements .......................  5

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations ..........................................  7

PART II - Other Information

Part I - Financial Information

Item 1.  Financial Statements

                       COMMODITY TREND TIMING FUND II
                      STATEMENT OF FINANCIAL CONDITION

                                         JUNE              DECEMBER
                                       30, 1996            31, 1995
                                      ----------          ----------
                                     (Unaudited)
ASSETS

Equity in commodity futures trading
  account:

    Cash and cash equivalents            $88,907            $326,100
    Net unrealized appreciation on
      open futures positions             143,220             184,740
    Securities on deposit              2,772,000           2,676,723
                                      ----------          ----------
                                       3,004,127           3,187,563

Interest receivable                          241                 335
                                      ----------          ----------
                                       3,004,368          $3,187,898
                                      ----------          ----------
                                      ----------          ----------

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

    Accrued expenses:

    Management fees                       $9,931             $10,545
    Commissions on open futures
      positions                           16,068              15,600
    Other                                  9,013               8,760
                                      ----------          ----------
                                          35,012              34,905
                                      ----------          ----------

General Partner's equity                  53,590              49,074
Limited Partners' equity               2,915,766           3,103,919
                                      ----------          ----------
                                       2,969,356           3,152,993
                                      ----------          ----------
                                      $3,004,368          $3,187,898
                                      ----------          ----------
                                      ----------          ----------

                    See Notes to Financial Statements

                     COMMODITY TREND TIMING FUND II
           STATEMENT OF INCOME AND PARTNERS' EQUITY (UNAUDITED)

                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                 1996              1995              1996              1995
                              ----------        ----------        ----------        ----------
Income:

  Net gains (losses)
  on trading of
  commodity futures:

    Realized (gains)
    losses on closed
    positions                     83,415          ($83,229)          498,753         ($319,708)

    Change in
    unrealized
    gains/losses on
    open positions               (33,861)           67,504           (41,521)           11,431
                              ----------        ----------        ----------        ----------
                                  49,554           (15,725)          457,232          (308,277)
Less, brokerage
  commissions and
  clearing fees                  (61,840)          (31,487)         (127,914)          (80,904)
                              ----------        ----------        ----------        ----------
  Net realized and
  unrealized gains
  (losses)                       (12,286)          (47,212)          329,318          (389,181)

  Interest income                 41,654            40,429            79,767            93,711
                              ----------        ----------        ----------        ----------
                                  29,368            (6,783)          409,085          (295,470)
                              ----------        ----------        ----------        ----------
Expenses:

  Management fees                 31,914           $35,319            65,757           $64,112

  Other                           14,100             8,600            19,500            14,955
                              ----------        ----------        ----------        ----------
                                  46,014            43,919            85,257            79,067
                              ----------        ----------        ----------        ----------

Net Income (loss)                (16,646)          (50,702)          323,828          (374,537)

  Redemptions                   (303,136)         (454,372)         (507,466)       (1,007,722)
                              ----------        ----------        ----------        ----------

  Net increase
  (decrease) in
  Partners' capital             (319,782)         (505,074)         (183,637)       (1,382,259)

Partners' capital,
  beginning of period          3,289,138         3,844,639         3,152,993         4,721,824
                              ----------        ----------        ----------        ----------

Partners' capital, end
of period                     $2,969,356        $3,339,565        $2,969,356        $3,339,565
                              ----------        ----------        ----------        ----------
                              ----------        ----------        ----------        ----------
Net asset value per
unit                             $950.68           $853.55           $950.68           $853.55
                              ----------        ----------        ----------        ----------
                              ----------        ----------        ----------        ----------

                     See Notes to Financial Statements

                       COMMODITY TREND TIMING FUND II
                        NOTES TO FINANCIAL STATEMENTS
                               June 30, 1996
                                (Unaudited)

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

Chang-Crowell Investment Management Inc. ("CCIM"), the General Partner of the Partnership, acts as the Partnership's trading manager pursuant to a written agreement. As trading manager, CCIM appoints and supervises commodity trading advisors which manage the Partnership's assets ("Advisors"). CCIM selected Marathon Capital Growth Partners L.L.C. ("Marathon"), a registered commodity trading advisor, to manage half of the Partnership's assets commencing June 30, 1995. Marathon was formed in March 1995 by two principals of CCIM and Chang-Crowell Management Corporation ("CCMC"), Messrs. Robert Ecke and Bruce Terry. CCIM selected CCMC, a registered commodity trading advisor and an affiliate of CCIM, to manage the other half of the Partnership's assets commencing June 30, 1995. As of June 30, 1996, Marathon managed approximately 56%, and CCMC managed approximately 44%, of the Partnership's assets. Smith Barney Inc. acts as futures broker for the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial position as of June 30, 1996, and the results of its operations for the three and six months ended June 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that they be read in conjunction with the financial statements and notes thereto which are included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

Due to the nature of futures trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Net Asset Value Per Unit

Changes in net asset value per unit of limited partnership interest ("Unit") for the three and six months ended June 30, 1996 and 1995, were as follows:

                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                 1996              1995              1996              1995
                              ----------        ----------        ----------        ----------
Net realized and
unrealized gains
(losses)                          $(9.12)          ($12.22)           $81.48           ($80.53)

Interest income                    30.93             10.12             19.74             21.02

Expenses                          (34.17)           (10.90)           (21.10)           (18.01)
                              ----------        ----------        ----------        ----------
Increase (decrease)
  for period                      (12.36)           (13.00)            80.12            (77.52)

  Net Asset Value per
    Unit, beginning of
    period                       $963.04           $866.55           $870.56           $931.07
                              ----------        ----------        ----------        ----------
  Net Asset Value per
    Unit, end of period           950.68           $853.55           $950.68           $853.55
                              ----------        ----------        ----------        ----------
                              ----------        ----------        ----------        ----------


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.
Its only assets are its equity in its futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership.
While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 1996.

The Partnership's equity consists of the capital contributions of the partners as increased or decreased by gains or losses on futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 1996, the Partnership's equity decreased 5.8% from $3,152,993 to $2,969,356. This decrease was attributable to the redemption of 498.39 Units resulting in an outflow of $507,466 which was offset by a net gain from operations of $323,828. Future redemptions can impact the amount of funds available for investments in futures positions in subsequent periods. In addition, the Limited Partnership Agreement of the Partnership requires dissolution of the Partnership in the event the aggregate net assets of the Partnership decreases to less than $1,750,000.

Results of Operations

During the Partnership's second quarter of 1996, the net asset value per Unit decreased 1.3% from $963.04 to $950.68. During the second quarter of 1995, the net asset value per Unit decreased
1.5%. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of approximately $50,000. Metals have been the only real unprofitable sector so far in 1996. Global equities indices are basically unchanged. In January, the strengthening U.S. dollar and european interest rates were responsible for large gains. In
April, an extraordinary rally in grains, particularly wheat, was chiefly responsible for the significant gain. Energies and currencies also contributed substantial gains.

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

Interest income on 98% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the six and three months ended June
30, 1996, decreased by approximately $14,000 and increased by approximately $1,000, respectively, as compared to the corresponding periods in 1995. The decrease in interest income over the six-month period was largely due to the decrease in assets caused by quarterly redemptions. The increase in interest income over the three-month period reflects the fact that interest income was earned on 98% of the Partnership's daily average equity for the three months ended June 30, 1996, while interest income was earned only on 80% of the Partnership's daily average equity for the three months ended June 30, 1995. Such increase also is due in part to the liquidation of all open futures positions and the suspension of all trading during March 1995 and part of April
1995 at the instructions of the Partnership's former General
Partner, Smith Barney Futures Management Inc., while CCIM solicited the Limited Partners to elect it the new General
Partner. The 9.21% gain in performance for the six-month period also contributed to such increase.

Brokerage commissions are based on the number of trades that the Advisors execute. Commissions and clearing fees for the six and three months ended June 30, 1996, increased by approximately
$47,000 and $30,000 as compared to the corresponding periods in 1995. Such increases are primarily the result of the liquidation of all open futures positions and the suspension of all trading during March 1995 and part of April 1995.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the six and three months ended June 30, 1996, increased by approximately $1,500 and decreased by approximately $3,500 as compared to the corresponding periods in 1995. The six-month period increase is primarily the result of the liquidation of all open futures positions and the suspension of all trading during March 1995 and part of April 1995. The three-month period decrease is primarily the result of the effect of redemptions on equity.


PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. (A) EXHIBITS

        27.1  Financial Data Schedule for the Six Months
              Ended June 30, 1996.

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


COMMODITY TREND TIMING FUND II

By:      CHANG-CROWELL INVESTMENT MANAGEMENT INC.
Its:     General Partner

By:      /s/ Robert Ecke, Managing Director and Treasurer
         ------------------------------------------------
         Robert Ecke, Managing Director and Treasurer

Date:     8/14/96
          -------

                                 EXHIBIT 27.2

                       FINANCIAL DATA SCHEDULE FOR THE
                        SIX MONTHS ENDED JUNE 30, 1996


     This schedule contains summary financial information extracted from the unaudited financial statements and notes thereto which are included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto which are included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December
31, 1995, and is qualified in its entirety by reference to such financial statements.


Item Number     Item Description                     June 30,     December 31,
- -----------     ----------------                     --------     ------------
                                                         1996             1995
                                                         ----             ----
5-02(1)         Cash and cash items                   $88,907         $326,100

5-02(2)         Marketable securities/[1]           2,772,000        2,676,723

5-02(3)(a)(1)   Notes and accounts
                receivable - trade                        241              335

5-02(4)         Allowances for doubtful
                accounts                                    0                0

5-02(6)         Inventory                                   0                0

5-02(9)         Total current assets/[2]            3,004,368        3,187,898

5-02(13)        Property, plant and equipment               0                0

5-02(14)        Accumulated depreciation                    0                0

5-02(18)        Total assets/[3]                    3,004,368        3,187,898

5-02(21)        Total current liabilities/[4]          35,012           34,905

5-02(22)        Bonds, mortgages and similar
                debt                                        0                0

5-02(28)        Preferred stock - mandatory
                redemption                                  0                0

5-02(29)        Preferred stock - no mandatory
                redemption                                  0                0

5-02(30)        Common stock                                0                0

5-02(31)        Partners' equity/[5]                2,969,356        3,152,993

5-02(32)        Total liabilities and
                partners' equity/[6]               $3,004,368       $3,187,898

5-03(b)1(a)     Net sales of tangible products             $0               $0

5-03(b)1        Total revenues/[7]                    536,999          (8,767)

5-03(b)2(a)     Cost of tangible goods sold                 0                0

5-03(b)2        Total costs and expenses
                applicable to sales and
                revenues                                    0                0

5-03(b)3        Other costs and expenses/[8]        (213,171)        (304,877)

5-03(b)5        Provision for doubtful
                accounts and notes                          0                0

5-03(b)(8)      Interest and amortization of
                debt discount                               0                0

5-03(b)(10)     Income before taxes and other
                items                                 323,828        (313,644)

5-03(b)(11)     Income tax expense                          0                0

5-03(b)(14)     Income/loss continuing
                operations                                  0                0

5-03(b)(15)     Discontinued operations                     0                0

5-03(b)(17)     Extraordinary items                         0                0

5-03(b)(18)     Cumulative effect - changes in
                accounting principles                       0                0

5-03(b)(19)     Net income or loss                   $323,828       $(313,644)

5-03(b)(20)     Increase (decrease) in net asset
                value per unit                         $80.12         $(60.51)


[1]/See Note 1 to the audited financial statements which are included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the "10-K

Financial Statements") for information regarding the valuation of U.S.
Treasury securities on deposit.

[2]/Includes net unrealized appreciation on open futures positions and interest receivable. See Notes 1, 5, 6 and 7 to the 10-K Financial
Statements.

[3]/Includes net unrealized appreciation on open futures positions and interest receivable. See Notes 1, 5, 6 and 7 to the 10-K Financial
Statements.

[4]/Includes management fees, commissions on open futures positions and legal and other expenses. See Note 3 to the 10-K Financial Statements.

[5]/See Note 4 to the 10-K Financial Statements.

[6]/See Notes 3 and 4 to the 10-K Financial Statements.

[7]/Includes realized net trading gains (losses), change in unrealized net trading gains (losses) and interest income. See Note 1 to the 10-K
Financial Statements regarding revenue recognition and changes in unrealized gains (losses). See also Notes 5 and 6 to the 10-K Financial
Statements.

[8]/Includes brokerage commissions, clearing fees, management fees and adminstrative expenses. See Notes 1 and 3 to the 10-K Financial
Statements.



