Form 10-K/A
period 1995-12-31
COMMODITY TREND TIMING FUND II
filed 1996-09-09
CIK 702655

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                               --------------
                                FORM 10-K/A1

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended:
         DECEMBER 31, 1995

                                        OR

   / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ____________ to _____________

                Commission File Number:  2-77668, 2-79486, 2-80288

- ------------------------------------------------------------------------------
                        COMMODITY TREND TIMING FUND II
            (Exact name of registrant as specified in its charter)
- ------------------------------------------------------------------------------

             NEW YORK                                   13-3128322
(State of Incorporation or Organization)   (I.R.S. Employer Identification No.)

          67 MASON STREET                                 06830
      GREENWICH, CONNECTICUT                           (Zip Code)
(Address of principal executive offices)

                Registrant's telephone number, including area code:
                                (203) 629-6248

       Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:
                 65,000 UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  /X/    No  / /

     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [      ]

                                   PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          (A)  LIQUIDITY.

          The Partnership does not engage in sales of goods or services. Its only assets are its equity in its futures trading account, consisting of cash and cash equivalents, and net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits typically required in futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain trading policies, including:

          (i) Partnership funds will be invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.

          (ii) The Partnership will diversify its positions among various commodities. The Partnership will not initiate additional positions in a commodity if such additional positions would result in a net long or short position in such commodity requiring as margin more than 15% of the Partnership's Net Assets. For purposes of this limitation, gold coins, bullion and futures will be considered as one commodity and silver coins, bullion and futures will be considered as one commodity.

          (iii) The Partnership will not initiate additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's Net Assets.

          (iv) The Partnership may occasionally accept delivery of a commodity. Unless any such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position will be fully hedged.

          (v) The Partnership will not employ the trading technique commonly known as "pyramiding," in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

          (vi) The Partnership will not purchase, sell or trade in securities (other than securities in which "customers' funds" may be invested under the Commodity Exchange Act, as amended), nor will it write, purchase, sell or trade in options on securities. However, the Partnership may, within its discretion, trade in options on commodity futures contracts or physical commodities.

          (vii) The Partnership will not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

          (viii) The Advisors from time to time may employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

          (ix) The Partnership will not trade on a regular basis in forward contracts on foreign currencies. Such transactions may be effected only in an attempt to hedge currency risks resulting from trading on foreign exchanges or to limit losses or protect profits on existing positions in futures contracts on foreign currencies in situations in which such positions cannot be closed out due to particular market conditions. Such transactions will only be effected with banks having a minimum combined capital and surplus of $100,000,000.

          (x)The Partnership will not permit the churning of its commodity trading account.

          Trading policies (ii), (iii), (iv), (v), (vi), (vii), (ix) and (x) described above may not be changed without the approval of the holders of a majority of the Units. The remaining trading policies may be altered by the General Partner without approval by the Limited Partners if it is determined that such change is in the best interests of the Partnership. The Limited Partners will be notified of any material changes in trading policies. The Limited Partners will not be notified of changes in the futures traded.

          Trading policies (i) through (v) described above are designed to limit market risk. Trading policy (ix) is designed to limit credit risk. Both Advisors are under common control with CCIM. Consequently, CCIM is aware at all times of all positions taken by the Advisors and understands the operations of each Advisor's trading program. CCIM continuously monitors the Advisors' trading to ensure compliance with the trading policies. Marathon's computer-based trading program has a proprietary portfolio risk filter which operates independent of the program's trading signal generator and incorporates a number of market risk management systems.

          The Partnership did not trade in forward contracts on foreign currencies or any other off-exchange contracts during the fiscal year ended December 31, 1995. Currently, the Partnership trades primarily on U.S. futures exchanges. The Partnership also trades on LIFFE (The London International Financial Futures and Options Exchange), MATIF (Marche a Terme Internationale de France), SFE (the Sydney Futures Exchange) and SIMEX (the Singapore International Mercantile Exchange). CCIM's restriction of trading to such markets limits credit risk. In a further effort to limit credit risk, all trades are effected through SB, a highly capitalized broker-dealer.

          Other than the risks inherent in futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership Agreement requires dissolution of the Partnership under certain circumstances as defined in the Partnership Agreement including, but not limited to, a decrease in the Net Asset Value of a Unit to less than $350 as of the close of business on any business day, or a decrease in the aggregate Net Assets of the Partnership to less than $1,750,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                        COMMODITY TREND TIMING FUND II
                        INDEX TO FINANCIAL STATEMENTS

                                                                  Page
                                                                 Number

Independent Auditor's Report. .................................    F-2

Financial Statements:
Statement of Financial Condition
December 31, 1995 and 1994 ....................................    F-3

Statement of Operations
For the years ended December 31, 1995, 1994 and 1993 ..........    F-4

Statement of Partners' Equity
For the years ended December 31, 1995 and 1994 ................    F-5

Notes to Financial Statements .................................    F-6

Affirmation of the Commodity Pool Operator ....................    F-12

______________________________________________________________________________

                          JEFFREY VORISEK, CPA, CFP
          CERTIFIED PUBLIC ACCOUNTANT - CERTIFIED FINANCIAL PLANNER
    3301 CHELLINGTON DRIVE,  MCHENRY,  ILLINOIS 60050    815-344-9336, FAX
                                 815-344-9350
______________________________________________________________________________

                        INDEPENDENT AUDITOR'S REPORT

To the Partners of
Commodity Trend Timing Fund II
(A New York Limited Partnership)

We have audited the accompanying statement of financial condition of Commodity Trend Timing Fund II, L.P. as of December 31, 1995, and the related statements of operations, and partners' equity for the year then ended. The financial statements of Commodity Trend Timing Fund II, L.P. as of December 31, 1994 and the related statements of operations and partners' equity were audited by other auditors whose report dated February 22, 1995 expressed an unqualified opinion on these financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commodity Trend Timing Fund II, L.P. at December 31, 1995 and the results of its operations for the period then ended in conformity with generally accepted accounting principles.



Jeffrey Vorisek
Certified Public Accountant
McHenry, IL
March 23, 1996

                     COMMODITY TREND TIMING FUND II, L.P.
                       STATEMENT OF FINANCIAL CONDITION
                          DECEMBER 31, 1995 AND 1994


ASSETS                                    1995                  1994
                                          ----                  ----
Trading account equity
  Cash and cash equivalents          $     326,100          $   4,692,159
  Net unrealized trading gains             184,740                 60,323
  Commodity options owned                    --                       425
  Securities on deposit                  2,676,723                  --
                                     -------------          -------------
                                         3,187,563              4,752,907
  Interest receivable                          335                 18,684
                                     -------------          -------------
    Total Assets                     $   3,187,898          $   4,771,591
                                     -------------          -------------
                                     -------------          -------------

LIABILITIES AND PARTNERSHIP EQUITY

Accrued expenses:
  Commissions                        $      15,600          $       5,992
  Management fees                           10,545                 15,792
  Other                                      8,760                 27,983
                                     -------------          -------------
    Total Liabilities                       34,905                 49,767
                                     -------------          -------------

General Partner equity, 56 and 83
units outstanding in 1995 and 1994,
respectively; a change of (27) units.       49,074                 77,279

Limited Partners' equity, 3,566 and
4,988 units outstanding in 1995 and
1994, respectively; a change of
(1,422) units.                           3,103,919              4,644,545
                                     -------------          -------------
  Total Equity                           3,152,993              4,721,824
                                     -------------          -------------
    Total Liabilities and
    Partnership Equity               $   3,187,898          $   4,771,591
                                     -------------          -------------
                                     -------------          -------------


                      SEE NOTES TO FINANCIAL STATEMENTS

                     COMMODITY TREND TIMING FUND II, L.P.
                           STATEMENT OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


     REVENUES                          1995            1994            1993
                                       ----            ----            ----
Realized net trading gains (losses)  $(316,392)    $(4,143,824)    $ 3,907,859
Change in unrealized net trading
gains (losses)                         128,668        (257,143)       (677,203)

Interest income                        178,957         241,531         276,486
                                     ---------     -----------     -----------
    Total revenues                      (8,767)     (4,159,436)      3,507,142
                                     ---------     -----------     -----------

     EXPENSES

Commissions                            143,555         938,050       1,215,575
Management fees                        129,446         287,815         461,016
Administrative                          31,876          46,047          47,714
                                     ---------     -----------     -----------
     Total expenses                    304,877       1,271,912       1,724,305
                                     ---------     -----------     -----------

Net income (loss)                    $(313,644)    $(5,431,348)    $ 1,782,837
                                     ---------     -----------     -----------
                                     ---------     -----------     -----------

Net income/(loss) per unit           $  (60.51)    $   (947.28)    $    269.20
                                     ---------     -----------     -----------
                                     ---------     -----------     -----------

                      SEE NOTES TO FINANCIAL STATEMENTS

                     COMMODITY TREND TIMING FUND II, L.P.
                        STATEMENT OF PARTNERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                      Limited        General
                                     Partners        Partner        Total
                                   ------------     ---------     -----------
Equity, December 31, 1993          $ 10,784,199     $ 684,100     $11,432,299
Net loss                             (5,115,123)     (316,225)     (5,431,348)
Redemption                           (1,024,531)     (254,596)     (1,279,127)
                                   ------------     ---------     -----------
Equity, December 31, 1994          $  4,644,545     $  77,279     $ 4,721,824

Additions                                32,667          --            32,667
Net loss                               (308,295)       (5,349)       (313,644)
Redemption                           (1,264,998)      (22,856)     (1,287,854)
                                   ------------     ---------     -----------
Equity, December 31, 1995          $  3,103,919     $  49,074    $  3,152,993
                                   ------------     ---------     -----------
                                   ------------     ---------     -----------
    Equity per unit December 31        1995            1994           1993
                                   ------------     ---------     -----------

Number of units outstanding               3,622         5,071           6,085
                                   ------------     ---------     -----------
                                   ------------     ---------     -----------
Net asset value per unit           $     870.56     $  931.07     $  1,878.55
                                   ------------     ---------     -----------
                                   ------------     ---------     -----------


                      SEE NOTES TO FINANCIAL STATEMENTS

                     COMMODITY TREND TIMING FUND II, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1995


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES.

The valuation of net assets includes unliquidated commodity futures contracts owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts, if any, has been calculated based on closing prices on the last business day of the year of 1995 and 1994. Foreign currency is translated into US dollars at the exchange rates prevailing on the last business day of the year.

Income taxes - No provision for income taxes has been made since the Partnership is not subject to taxes on income. Each partner is individually liable for the tax on its share of income and expenses. The Partnership prepares a calendar year information tax return.

Securities on Deposit - US Treasury securities are presented at cost plus accrued interest, which approximates market.

Net Asset Value Per Unit - Net asset value per unit equals Partnership equity divided by the number of units outstanding at period end.

Revenue Recognition - Commodity futures and options are recorded on the trade date, and open futures positions are reflected in the accompanying statement of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The market value of the commodity futures and options contracts is based upon the most recent available settlement price on the appropriate commodity exchanges.

Changes in unrealized gains or losses represent the total increases or (decreases) in unrealized gains or (increases) decreases in unrealized losses on open positions during the period.

Statement of Cash Flows - The Partnership has elected not to provide a statement of cash flows as permitted by Statement of Accounting Standards 102 "Statement of Cash Flows".

Offsetting exchange contracts - FASB Interpretation #39 allows the offset of assets and liabilities for exchange traded contracts as long as certain conditions are met. These financial statements present the fair value loss positions offset with the fair value gain positions. The Partnership uses the offset method to account for all open contracts.

                     COMMODITY TREND TIMING FUND II, L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 2. NATURE OF BUSINESS AND PARTNERSHIP ORGANIZATION.

The Partnership was organized as a Limited Partnership under the laws of the State of New York on May 14, 1982. The Partnership is engaged in the speculative trading of commodity futures contracts and any other commodity interests, including futures contracts on US Treasury Bills, foreign currency, stock indices and other derivative financial instruments.

As of May 1, 1995 Chang-Crowell Investment Management, Inc. ("CCIM") replaced Smith Barney Futures Management, Inc. as the General Partner of the Partnership. The Agreement of Limited Partnership vests all responsibility and powers for the management of the business and affairs of the Partnership with CCIM, the General Partner. CCIM is registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor and is also a member of the National Futures Association.

The General Partner and each limited partner will share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of redemption.

The Partnership will be liquidated upon the first to occur of the following:
December 31, 2002; the net asset value of a Unit decreases to less than $350 as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

NOTE 3. CONTRACTS AND AGREEMENTS.

The General Partner, CCIM will act as a Trading Manager to the Partnership. CCIM has discretion to utilize the services of one or more professional commodity trading advisors. As of December 31, 1995 the Partnership had agreements with two Trading Advisors. Asset management is split between Chang-Crowell Management Corporation and Marathon Capital Growth Partners L.L.C. Both of the Trading Advisors are registered with the Commodity Futures Trading Commission as Commodity Trading Advisors and both are also members of the National Futures Association.

The Partnership pays a monthly management fee equal to 1/3 of 1% (4% per annum) of the Partnership's month end net asset value, as defined, and a quarterly incentive fee equal to 15% of Partnership trading profits, as defined, to the Trading Advisors.

                     COMMODITY TREND TIMING FUND II, L.P.
                        NOTES TO FINANCIAL STATEMENTS

(NOTE 3. CONTINUED)

Smith Barney is a registered commodity broker and clears futures transactions for the Partnership. The Partnership pays commissions to Smith Barney at 50% of the standard rate which Smith Barney charges to public customers. The Partnership's funds are deposited in a segregated account at Smith Barney and the Partnership receives interest on these funds.

NOTE 4. PARTNER EQUITY AND REDEMPTION OF PARTNERSHIP INTEREST.

Each Partner may redeem part or all its units at the net asset value as of the end of any quarter ended January 31, April 30, July 31 or October 31.

At the time CCIM replaced Smith Barney Futures Management Inc. ("SBFM") as General Partner of the Partnership, SBFM redeemed its remaining interest in the Partnership equal to $71,976. CCIM initially contributed $49,120 to Partnership equity. The statement of partners equity reports this transaction as a General Partner net redemption of $22,856.

NOTE 5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT AND
        MARKET RISK.

Included in the definition of financial instruments are futures, options on futures and forward contracts. The Partnership invests in various futures contracts for speculative purposes. These contracts are marked to market daily, with variations in the value of the futures contracts settled on a daily basis with the exchange upon which they are traded. For these contracts the unrealized gain or loss rather than the notional amounts, represents the approximate future cash requirements. At December 31, 1995 the Partnership owned open exchange traded futures contracts that would have provided approximately $246,298 if settled and also would have used $60,556 if settled. Offsetting these assets and liabilities at December 31, 1995 results in an unrealized net trading gain of $184,742.

Theoretically, the Partnership is exposed to a market risk (loss) equal to the notional value of contracts purchased and unlimited liability on contracts sold short. Generally, financial futures and options on futures contracts can be closed out at the discretion of the trading advisor. However, if the market is not liquid, it could prevent the timely close-out of any unfavorable positions or require the Partnership to hold those positions until maturity, regardless of the changes in their value or the trading advisor's investment strategies. At December 31, 1995 the Partnership owned long and short exchange traded futures positions with an aggregate notional value of approximately $46,830,000. At December 31, 1995 the Partnership owned 271 contracts with a fair value of $169,577 and notional value of $41,086,000

                     COMMODITY TREND TIMING FUND II, L.P.
                        NOTES TO FINANCIAL STATEMENTS

(NOTE 5. CONTINUED)

which mature within 90 days; and 29 contracts with a fair value of $15,165 and notional value of $5,744,000 which mature within 120 days. Futures contracts have little credit risk because futures exchanges are the counterparties.

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF
        FINANCIAL INSTRUMENTS.

A derivative financial instrument is a financial agreement whose value is linked to, or derived from, the performance of an underlying asset. The underlying asset can be currencies, commodities, interest rates, stocks, or any combination. Changes in the underlying asset indirectly affect the value of the derivative. All trading instruments are subject to market risk, the risk that future changes in market conditions may make an instrument less valuable or more onerous. As the instruments are recognized at fair market value, those changes directly affect reported income.

Financial instruments (including derivatives) used for trading purposes are recorded in the statement of financial condition at fair value at the reporting date. Realized and unrealized changes in fair values are recognized in net trading revenue in the period in which the changes occur. Interest income arising from trading instruments is included in the statement of operations as part of interest income.

Notional amounts are equivalent to the aggregate face value of the derivative financial instruments. Notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Partnership's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and other terms of the derivatives.

The Partnership engages in the speculative trading of derivative financial instruments which includes futures contracts. Futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled daily. The Partnership has funds at the Commodity broker in regulated and non-regulated accounts which are used to meet minimum margin requirements for all of the Partnership's open positions, as set by the exchange upon which each futures contract is traded. At December 31, 1995 the Partnership had assets in segregated (regulated) accounts at the Commodity broker of $3,051,280. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying assets. The Partnership had realized net trading losses from futures trading for the year ended 1995 and 1994 of $(316,392) and $(4,143,824) respectively, as reported in the statement of operations. The Partnership had revenue from the change in unrealized net trading gains (losses) of $128,668 and $(257,143) for the same period, as reported in the statement of operations.

                     COMMODITY TREND TIMING FUND II, L.P.
                        NOTES TO FINANCIAL STATEMENTS

(NOTE 6. CONTINUED)

Foreign currency gains or losses are the result of the conversion of the foreign currency denomination to US dollars. Non-regulated futures contracts have foreign exchange risk since the contracts are traded in currency denominations other than US dollars.

Unrealized holdings at December 31, 1995          Fair Value     Notional Value
- ----------------------------------------          ----------     --------------
Regulated futures contract assets - long            $ 27,754        $ 5,757,000
Regulated futures contract assets - short             75,478          5,258,000
Regulated futures contract liabilities - long         (9,976)           492,000
Regulated futures contract liabilities - short       (38,801)         3,762,000
Non-regulated futures contract assets - long          80,616         19,219,000
Non-regulated futures contract assets - short         67,450          3,786,000
Non-regulated futures contract liabilities - long     (5,294)         4,524,000
Non-regulated futures contract liabilities - short    (6,485)         4,032,000
                                                   ----------    --------------
    Total                                           $184,742       $ 46,830,000
                                                   ----------    --------------
                                                   ----------    --------------

                     COMMODITY TREND TIMING FUND II, L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 7. SELECTED FINANCIAL DATA

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increases (decreases) in net asset value per unit for the years ended December 31, 1995, 1994, 1993, 1992 and 1991; and total assets as of December 31, of those years respectively:


                       1995      1994      1993      1992       1991
                       ----      ----      ----      ----       ----
Net realized and
unrealized trading
gains (losses)
net of brokerage
commissions and
fees             $ (335,719) $(5,339,017) $ 2,015,081 $ (2,275,367) $ 4,887,058
Interest income  $  178,957  $   241,531  $   276,486 $    368,414  $   635,991
                 ----------  -----------  ----------- ------------  -----------
                   (156,762) $(5,097,486) $ 2,291,567 $ (1,906,953) $ 5,523,049
                 ----------  -----------  ----------- ------------  -----------
Net income (loss)$ (313,644) $(5,431,348) $ 1,782,837 $ (2,472,923) $ 4,873,058
                 ----------  -----------  ----------- ------------  -----------
                 ----------  -----------  ----------- ------------  -----------
Increase (decrease)
in net asset
value per unit   $   (60.51) $   (947.48) $    269.20 $    (284.80) $    529.78
                 ----------  -----------  ----------- ------------  -----------
                 ----------  -----------  ----------- ------------  -----------
Total assets     $3,187,898  $ 4,771,591  $11,518,289 $ 11,874,837  $16,658,615
                 ----------  -----------  ----------- ------------  -----------
                 ----------  -----------  ----------- ------------  -----------

Brokerage commissions and clearing fees for the years reported were $147,995, $938,050, $1,215,575, $1,153,173 and $1,490,888, respectively.

Set forth below is the report of Coopers & Lybrand L.L.P. dated February 22, 1995 referred to in the Independent Auditor's Report dated September 6, 1996 included as page F-2 of this Form 10-K/A1.



                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Commodity Trend Timing Fund II:

We have audited the accompanying statements of financial condition of COMMODITY TREND TIMING FUND II (a New York Limited Partnership) as of December 31, 1994 and 1993, and the related statements of income and expenses and partners' capital for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management of the General Partner, as well as evaluating the overall financial statement presentaton. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commodity Trend Timing Fund II as of December 31, 1994, and 1993, and the results of its operations for the years ended December 31, 1994, 1994 and 1992, in conformity with generally accepted accounting principles.


                                               /s/ Coopers & Lybrand L.L.P.
                                               ----------------------------
                                               Coopers & Lybrand L.L.P.



New York, New York
February 5, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Mr. Jeffrey Vorisek, a Certified Public Accountant, has been engaged as the principal accountant to audit the Partnership's financial statements for the fiscal year ended December 31, 1995. Coopers & Lybrand L.L.P. ("Coopers") audited the Partnership's financial statements for the fiscal year ended December 31, 1994.

   (i) Coopers did not resign or decline to stand for reappointment. CCIM engaged the services of Mr. Vorisek on January 29, 1996 rather than Coopers as a cost-effectiveness measure.

   (ii) The report of Coopers on the financial statements for the fiscal years ended December 31, 1994 and 1993 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

   (iii) The decision to change accountants was made by the Managing
Directors on behalf of CCIM, the General Partner at the time. Under Section 8 of the Partnership Agreement, the General Partner generally has exclusive authority to conduct and manage the business of the Partnership.

   (iv) CCIM is not aware of any disagreements with Coopers during the fiscal years ended December 31, 1995 and 1994 on any matter of accounting principles or practices, financial statement disclosure or auding scope or procedure, which disagreement or disagreements, if not resolved to the satisfaction of Coopers, would have caused Coopers to make reference to the subject matter of the disagreement or disagreements in connection with its report on the Partnership's financial statements.

    (v) Not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMMODITY  TREND  TIMING  FUND  II

By:   CHANG-CROWELL  INVESTMENT  MANAGEMENT  INC.
Its:  General  Partner


By:   /s/ Bruce N. Terry
      Bruce N. Terry, Managing Director (officer)

Date: September 9, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 1996.


By:  /s/ Bruce N. Terry
     Bruce N. Terry, Managing Director (officer) and Director
     of Chang-Crowell Investment Management Inc.

Date: September 9, 1996


By:  /s/ Robert Ecke
     Robert Ecke, Treasurer and Director
     of Chang-Crowell Investment Management Inc.

Date: September 9, 1996