Form 10-K/A
period 1995-12-31
COMMODITY TREND TIMING FUND II
filed 1996-09-12
CIK 702655

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------


                                  FORM 10-K/A2

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
    X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
- ---------- Exchange Act of 1934 [Fee Required] For the fiscal year ended
           December 31, 1995

                                      OR


           Transition Report Pursuant to Section 13 or 15(d) of the
- ---------- Securities Exchange Act of 1934 [No Fee Required] For the
           transition period from               to
                                  --------------   -----------------

                Commission File Number: 2-77668, 2-79486, 2-80288


                         COMMODITY TREND TIMING FUND II
             (Exact name of registrant as specified in its charter)


                 New York                                 13-3128322
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)

           67 Mason Street                                  06830
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
                            (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X    No
                                                    --------    ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

          (a) Exhibits.

16-1 Letter dated September 10, 1996, from Coopers & Lybrand LLP ("Coopers") to the Securities and Exchange Commission regarding the concurrence of Coopers with the statements made by the Partnership in the Form 10-K/A1 for the fiscal year ended December 31, 1995, concerning the change in the Partnership's independent accountant (filed herein).

          (b) Report on Form 8-K:  None filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMMODITY TREND TIMING FUND II

By:   CHANG-CROWELL INVESTMENT MANAGEMENT INC.
Its:  General Partner


By:  /s/ Bruce N. Terry
    ---------------------------------------------
    Bruce N. Terry, Managing Director (officer)

Date: September 12, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 1996.


By: /s/ Bruce N. Terry
   --------------------------------------------
   Bruce N. Terry, Managing Director (officer) and Director
   of Chang-Crowell Investment Management Inc.

Date:  September 12, 1996


By: /s/ Robert Ecke
   --------------------------------------------
   Robert Ecke, Treasurer and Director
   of Chang-Crowell Investment Management Inc.

Date: September 12, 1996