Form 10-Q
period 1996-09-30
COMMODITY TREND TIMING FUND II
filed 1996-11-14
CIK 702655

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    ------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

Commission file number 2-77668, 2-79486, 2-80288

                         Commodity Trend Timing Fund II
                         ------------------------------
               (Exact Name of Registrant as Specified Its Charter)


New York                                              13-3128322
--------                                              ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

67 Mason Street, Greenwich, Connecticut               06830
---------------------------------------               -----
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code (203) 629-6248
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No  [ ]

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

         Item 1.  Financial Statements:
                           Statement of Financial Condition
                           at September 30, 1996, and December 31, 1995............3

                           Statement of Income and Partners' Equity for the
                           Three and Nine Months Ended September 30, 1996 and
                           1995....................................................5

                           Notes to Financial Statements ..........................7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................9

PART II - Other Information


Part I - Financial Information
Item 1.  Financial Statements


                         COMMODITY TREND TIMING FUND II
                        STATEMENT OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------------
                                                                                  SEPTEMBER                DECEMBER
                                                                                   30, 1996                31, 1995
                                                                                  ----------              ----------
ASSETS                                                                           (Unaudited)

---------------------------------------------------------------------------------------------------------------------
Equity in commodity futures trading
 account:

Cash and cash equivalents                                                          ($187,270)               $326,100

   Net unrealized appreciation on
    open futures positions                                                           154,151                 184,740

   Securities on deposit                                                           2,530,674               2,676,723
                                                                                  ----------              ----------
                                                                                   2,497,555               3,187,563

Interest receivable                                                                        0                     335
                                                                                  ----------              ----------
                                                                                   2,497,555              $3,187,898
                                                                                  ==========              ==========
LIABILITIES AND PARTNERS' EQUITY

Liabilities:

   Accrued expenses:
   Management fees                                                                    $8,232                 $10,545
   Commissions on open futures
    positions                                                                         14,768                  15,600

Other                                                                                 13,171                   8,760
                                                                                  ----------              ----------
                                                                                      36,171                  34,905
                                                                                  ----------              ----------
General Partner's equity                                                              47,488                  49,074
Limited Partners' equity                                                           2,413,898               3,103,919
                                                                                  ----------              ----------

                                                                                   2,461,388               3,152,993
                                                                                  ----------              ----------
                                                                                  $2,497,555              $3,187,898
                                                                                  ==========              ==========
--------------------------------------------------------------------------------------------------------------------


                        See Notes to Financial Statements

                         COMMODITY TREND TIMING FUND II
              STATEMENT OF INCOME AND PARTNERS' EQUITY (UNAUDITED)


                                  THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                      1996                 1995                    1996                 1995
                                  ----------            ----------              ----------           ----------
Income:

Net gains (losses) on trading
of commodity futures:
Realized (gains) losses on
  closed positions                  (281,876)             209,235                  216,877            ($110,322)

Change in unrealized gains/losses
on open positions                     10,932             (61,042)                 (30,589)             (49,611)
                                  ----------            ----------               ----------           ----------
                                    (270,944)            148,193                  186,288             (159,933)

Less, brokerage, commissions and
clearing fees                        (66,438)              (24,246)               (194,352)            (105,149)
                                  ----------            ----------              ----------           ----------


Net realized and unrealized gains
(losses)                            (337,382)              123,947                  (8,064)            (265,082)


Interest income                       36,896                41,427                 116,663              135,139
                                  ----------            ----------              ----------           ----------

                                    (300,486)              165,374                 108,599             (129,943)
                                  ----------            ----------              ----------           ----------

Expenses:

Management fees                       25,646                33,205                  91,403               97,317

Other                                 11,800                 5,400                  31,300               20,355
                                  ----------            ----------              ----------           ----------

                                      37,446                38,605                 122,703              117,672
                                  ----------            ----------              ----------           ----------



Net Income (loss)                   (337,931)              126,768                 (14,103)            (247,615)

Redemptions                         (170,039)             (157,806)               (677,501)          (1,165,528)

Additions                                  0                32,668                       0               32,668

Net increase (decrease)
  in Partners' capital              (507,969)                1,630                (691,605)          (1,380,475)

Partners' capital, beginning of
period                             2,969,357             3,339,718               3,152,993            4,721,824
                                  ----------            ----------              ----------           ----------


Partners' capital, end of period  $2,461,388            $3,341,348              $2,461,388           $3,341,348
                                  ==========            ==========              ==========           ==========

Net asset value per limited
  partnership unit                   $842.43                  $888                 $842.43                 $888
                                  ==========            ==========              ==========           ==========

Net asset value per general
  partnership unit                   $842.43                  $888                 $842.43                 $888
                                  ==========            ==========              ==========           ==========


                        See Notes to Financial Statements

                         COMMODITY TREND TIMING FUND II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

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

Chang-Crowell Investment Management Inc. ("CCIM"), the General Partner of the Partnership, acts as the Partnership's trading manager pursuant to a written agreement. As trading manager, CCIM appoints and supervises commodity trading advisors which manage the Partnership's assets ("Advisors"). CCIM selected Marathon Capital Growth Partners L.L.C. ("Marathon"), a registered commodity trading advisor, to manage half of the Partnership's assets commencing June 30, 1995. Marathon was formed in March 1995 by two principals of CCIM and Chang-Crowell Management Corporation ("CCMC"), Messrs. Robert Ecke and Bruce Terry. CCIM selected CCMC, a registered commodity trading advisor and an affiliate of CCIM, to manage the other half of the Partnership's assets commencing June 30, 1995. As of September 30, 1996, Marathon managed approximately 55%, and CCMC managed approximately 45%, of the Partnership's assets. Smith Barney Inc. acts as futures broker for the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial position as of September 30, 1996, and the results of its operations for the three and nine months ended September 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that they be read in conjunction with the financial statements and notes thereto which are included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

Due to the nature of futures trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Net Asset Value Per Unit

Changes in net asset value per unit of limited partnership interest ("Unit") for the three and nine months ended September 30, 1996 and 1995, were as follows:


                                  THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                      1996                 1995                    1996                 1995
                                  ----------            ----------              ----------           ----------
Net realized and unrealized
gains (losses)                      $(108.07)            $40                         ($16.08)        ($28)


Interest income                        11.82              11                          232.70           23

Expenses                              (12.00)            (17)                        (244.74)         (39)
                                    --------            ----                         -------      -------

Increase (decrease) for period       (108.25)            (34)                         (28.13)         (43)

Net Asset Value per Unit,
beginning of period                  $950.68            $854                         $870.56      $   931
                                    --------            ----                         -------      -------

Net Asset Value per Unit,
end of period                       $ 842.43            $888                         $842.43         $888
                                    ========            ====                         =======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1996.

The Partnership's equity consists of the capital contributions of the partners as increased or decreased by gains or losses on futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 1996, the Partnership's equity decreased 17.11% from $2,969,357 to $2,461,388. This decrease was attributable primarily to the redemption of 201.6495 Units resulting in an outflow of $170,039 and by a net loss from operations of $337,931. Future redemptions can impact the amount of funds available for investments in futures positions in subsequent periods. In addition, the Limited Partnership Agreement of the Partnership requires dissolution of the Partnership in the event the aggregate net assets of the Partnership decreases to less than $1,750,000.

Results of Operations

During the Partnership's third quarter of 1996, the net asset value per Unit decreased 11.39% from $950.68 to $842.43. During the third quarter of 1995, the net asset value per Unit increased 4.06%. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1996 of approximately $270,944. Metals have been the only real unprofitable sector so far in 1996. Global equities indices are basically unchanged. In January, the strengthening U.S. dollar and European interest rates were responsible for large gains. In April, an extraordinary rally in grains, particularly wheat, was chiefly responsible for the significant gain. Energies and currencies also contributed substantial gains. In July, losses were due substantially to volatile world wide equity indices and U.S. interest rates. No other markets realized substantial profits during the third quarter of 1996 to offset these losses.

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

Interest income on 98% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the nine and three months ended September 30, 1996, decreased by approximately $18,476 and $4,531, respectively, as compared to the corresponding periods in 1995. The decrease in interest income over both periods was due to the decrease in assets caused by quarterly redemptions.

Brokerage commissions are based on the number of trades that the Advisors execute. Commissions and clearing fees for the nine and three months ended September 30, 1996, increased by approximately $89,203 and $42,192 as compared to the corresponding periods in 1995.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemption's. Management fees for the nine and three months ended September 30, 1996, decreased by approximately $5,914 and decreased by approximately $7,559 as compared to the corresponding periods in 1995. The nine-month period decrease is the result of redemption's on equity and the suspension of all trading during March 1995 and part of April 1995. The three-month period decrease is primarily the result of the effect of redemptions on equity.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           (a) Exhibits

                  27.2 Financial Data Schedule for the Nine Months Ended
                       September 30, 1996.

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