Form 10-K
period 1996-12-31
COMMODITY TREND TIMING FUND II
filed 1997-03-31
CIK 702655

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
     x Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended:
          December 31, 1996

                                       OR

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ______ to ______

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

       Registrants telephone number, including area code: (203) 629-6248

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                  65,000 Units of Limited Partnership Interest
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No x

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]





PART I

Item 1. Business.

         (a) General Development of Business.

         Commodity Trend Timing Fund II (the "Partnership") is a limited partnership which was organized under the laws of the State of New York on May 14, 1982. The Partnership engages in the speculative trading of commodity futures and option contracts, including futures contracts on U.S. Treasury bills and other financial instruments, foreign currencies and stock indices (collectively, "futures"). The Partnership commenced trading operations on December 22, 1982. Redemptions for the years ended December 31, 1996, 1995 and 1994 are reported in the Statements of Partners' Equity on page F-5 under "Item
8. Financial Statements and Supplementary Data."

         The Partnership trades futures primarily on United States futures exchanges and may, to a lesser extent, trade futures on some foreign futures exchanges. It engages in such trading through a futures brokerage account maintained with its futures broker, Smith Barney Inc. ("SB").

         Under the terms of the Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), the general partner of the Partnership (the "General Partner") has sole responsibility for the management of the business and affairs of the Partnership, but may delegate futures trading discretion to one or more commodity trading advisors.

         Chang-Crowell Investment Management Inc. ("CCIM") acts as the Partnership's trading manager subject to the terms and conditions of the Trading Manager Agreement made June 21, 1995, between the Partnership and CCIM (the "Trading Manager Agreement"). As trading manager, CCIM appoints and supervises the Partnership's futures trading advisors ("Advisors"). CCIM has selected Marathon Capital Growth Partners L.L.C. ("Marathon"), a registered commodity trading advisor, to manage a portion of the Partnership's assets. Marathon was formed in March 1995 by two principals of CCIM and Chang-Crowell Management Corporation ("CCMC"), an affiliate of CCIM, Robert Ecke and Bruce Terry. CCIM has selected CCMC to manage the other portion of the Partnership's assets. Currently, Marathon manages approximately 78% of the Partnership's assets, and CCMC manages approximately 22% of the Partnership's assets. Marathon and CCMC manage the Partnership's assets subject to the terms and conditions of the Management Agreement made June 21, 1995, among CCIM, CCMC and Marathon (the "Management Agreement"). The Trading Manager Agreement and the Management Agreement each expire on June 30, 1997.

         The Partnership may, in its sole discretion, renew the Trading Manager Agreement for additional one-year periods. The Partnership may terminate the Trading Manager Agreement as to CCIM upon 60 days' notice if (i) limited partners of the Partnership ("Limited Partners") owning more than 50% of the outstanding Units shall vote to require the Partnership to terminate the Trading Manager Agreement or (ii) CCIM fails to comply with the terms of the Trading Manager Agreement. The Partnership may immediately terminate the Trading Manager Agreement as to CCIM if (i) CCIM dissolves or is otherwise not serving as trading manager of the Partnership or (ii) CCIM's registration as a commodity pool operator with the Commodity Futures Trading Commission (the "CFTC"), or any other regulatory authority, is terminated or suspended. CCIM may terminate the Trading Manager Agreement by giving not less than 30 days' notice to the Partnership.

         CCIM may, in its sole discretion, renew the Management Agreement for additional one-year periods. CCIM may terminate the Management Agreement as to an Advisor upon 60 days' notice if (i) the Advisor fails to conform to the Partnership's trading policies which are described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Trading Operations," (ii) the per Unit Net Asset Value (as defined in the Partnership Agreement) of the assets allocated to the Advisor shall decline at any time to 75% or less of their Net Asset Value on June 30, 1995, (iii) Limited Partners owning more than 50% of the outstanding Units shall vote to require the Partnership to terminate the Management Agreement, (iv) the Advisor fails to comply with the terms of the Management Agreement or (v) CCIM reasonably believes that the application of speculative position limits resulting from the aggregation of the Partnership's commodity futures positions with those of accounts managed or advised by the Advisor will substantially affect the performance of the Partnership's futures trading. CCIM may immediately terminate the Management Agreement as to an Advisor if (i) the Advisor dissolves or is otherwise not managing the trading programs of the Partnership or (ii) the Advisor's registration as a commodity trading advisor with the Commodity Futures Trading Commission (the "CFTC"), or any other regulatory authority, is terminated or suspended. Any Advisor may terminate the Management Agreement by giving not less than 30 days' notice to CCIM.

         The Advisors' investment decisions have been and will continue to be based primarily on diversified technical analysis and trend-following futures trading strategies which seek to identify price changes and trends.

         Under the terms of a customer agreement ("Customer Agreement") entered into with SB, the Partnership is obligated to pay futures brokerage commissions at 80% of the standard rates SB charges its public customers. As of January 1, 1986, and until further notice, the Partnership will charged brokerage commissions at 50% of SB's standard public customer rates in effect from time to time. SB is obligated to reimburse the Partnership in any fiscal year for any brokerage commissions paid to it by the Partnership which exceed 25% of the average of the month-end Net Assets (as defined in the Partnership Agreement) of the Partnership during such year. Nonetheless, SB has agreed that until further notice it will reimburse the Partnership for any commissions (excluding exchange, floor brokerage and clearing fees) which exceed 20% of such average month-end Net Assets during a fiscal year. In addition, SB will pay the Partnership interest on 98% of the average daily equity in its account during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury bills as determined at the weekly auctions thereof during the month.

         (b) Financial Information About Industry Segments.

         The Partnership's business consists of only one segment: speculative trading of futures. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1996, 1995 and 1994 are set forth under "Item 6. Select Financial Data." Partnership capital at December 31, 1996, was $2,462,173.

         (c) Narrative Description of Business.

         See paragraphs (a) and (b) above.

         (i) through (x) - Not applicable.

         (xi) through (xii) - Not applicable.

         (xiii) - The Partnership has no employees.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales.

         The Partnership does not engage in sales of goods or services.

Item 2. Properties.

         The Partnership does not own or lease any properties. CCIM operates out of its rented offices in Greenwich, Connecticut.

Item 3. Legal Proceedings.

         There are no material pending legal proceedings to which the Partnership is a party or to which any of its assets are subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year ended December 31, 1996.

Item 4. Submission of Matters to a Vote of Security Holders.

         None





                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) Market Information.

         The Partnership has issued no stock. There is no public market for the Units.

         (b) Holders.

         The number of holders of Units as of December 31, 1996, was 515. CCIM is the sole holder of units of general partnership interest.

         (c) Distribution.

         The Partnership did not declare a distribution in 1996 or 1995.


Item 6. Selected Financial Data.


                                        1996            1995            1994            1993            1992
                                    ------------    ------------    ------------    ------------    ------------
Net realized and
unrealized trading gains
(losses) net of brokerage
commissions and fees                $     80,617    $   (335,719)   $ (5,339,017)   $  2,015,081    $ (2,275,367)
                                    ------------    ------------    ------------    ------------    ------------
Interest Income                     $    150,190    $    178,957    $    241,531    $    276,486    $    368,414
                                    ------------    ------------    ------------    ------------    ------------
                                    $    230,807    $   (156,762)   $ (5,097,486)   $  2,291,567    $ (1,906,953)
                                    ------------    ------------    ------------    ------------    ------------
Net Income (loss)                   $     69,092    $   (313,644)   $ (5,431,348)   $  1,782,837    $ (2,472,923)
                                    ============    ============    ============    ============    ============
Increase (decrease) in
net asset value per unit            $       (.30)   $     (60.51)   $    (947.48)   $     269.20    $    (284.80)
                                    ============    ============    ============    ============    ============
Total assets                        $  2,462,173    $  3,187,898    $  4,771,591    $ 11,518,289    $ 11,874,837
                                    ============    ============    ============    ============    ============






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

         (x) The Partnership will not permit the churning of its commodity trading account.

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

         Trading policies (i) through (v) described above are designed to limit market risk. Trading policy (ix) is designed to limit credit risk. Further, CCIM is aware at all times of all positions taken by the Advisors and understands the operations of each Advisor's trading program. CCIM continuously monitors the Advisors' trading to ensure compliance with the trading policies. Marathon's computer-based trading program has a proprietary portfolio risk filter which operates independent of the program's trading signal generator and incorporates a number of market risk management systems.

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

         (b) Capital Resources.

         The Partnership has made no material commitments for capital expenditures as of December 31,1996.

         The Partnership's capital consists of the capital contributions of the General Partner and the Limited Partners as increased or decreased by gains or losses on its trading of futures, expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify. Partnership expenses consist of, among other things, brokerage commissions, management fees and incentive fees. The level of such expenses is dependent upon the level of futures trading and the ability of the Advisors to identify and take advantage of price movements in the futures markets, in addition to the level of Net Assets maintained. Interest income is dependent upon interest rates over which the Partnership has no control. No forecast can be made as to the level of redemptions of Units in any given period. In 1996, 824.8852 Units were redeemed for an aggregate redemption value of $788,041. In 1995, 1,449.57 Units were redeemed for an aggregate redemption value of $1,287,854. In 1994, 1,014.3443 Units were redeemed for an aggregate redemption value of $1,279,127.

         (c) Results of Operations.

         For the year ended December 31, 1996, the Net Asset Value per Unit decreased .003% from $870.56 to $870.26. For the year ended December 31, 1995, the Net Asset Value per Unit decreased 6.5% from $931.07 to $870.56. For the year ended December 31, 1994, the Net Asset Value per Unit decreased 50.4% from $1,878.55 to $931.07.

         For the year ended December 31, 1996, the Partnership experienced net trading gains of $329,426 before commissions and expenses. Realized net trading gains of $429,582 for the year ended December 31, 1996, were primarily attributable to the trading of foreign bonds currencies and grain futures. For the year ended December 31,1995, the Partnership experienced net trading losses of $187,724 before commissions and expenses. Realized net trading losses of $316,392 for the year ended December 31, 1995, were primarily attributable to the trading of interest rate and metals futures. Such losses were partially offset by realized trading gains experienced in the trading of currency and stock index futures. Realized net trading losses of $4,143,824 for the year ended December 31,1994, were primarily attributable to the trading of interest rate, stock index and currency futures. Such losses were partially offset by realized trading gains experienced in the trading of metals, energy and agricultural commodity futures.

         Futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in futures trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to correctly identify such trends. Such trends are influenced by, among other factors, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. The Advisors' technical trading methods do not generally take into account such fundamental factors.

Item 8. Financial Statements and Supplementary Data.

                         COMMODITY TREND TIMING FUND II
                         INDEX TO FINANCIAL STATEMENTS


                                                          Page
                                                         Number
                                                         ------

Independent Auditor's  Report                              F-2

Financial Statements:
Statement of Financial Condition
December 31, 1996 and 1995                                 F-3

Statement of Operations
For the years ended December 31, 1996, 1995 and 1994       F-4

Statement of Partners' Equity
For the years ended December 31, 1996 and 1995             F-5

Notes to Financial Statements                              F-6







                    [LETTERHEAD OF JEFFREY VORISEK, CPA, CFP]



                          INDEPENDENT AUDITOR'S REPORT



To the Partners of
Commodity Trend Timing Fund II
(A New York Limited Partnership)

We have audited the accompanying statement of financial condition of Commodity Trend Timing Fund II, L.P. as of December 31, 1996 and 1995, and the related statements of operations, and partners' equity for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commodity Trend Timing Fund II, L.P. at December 31, 1996 and 1995 and the results of its operations for the years then ended in conformity with generally accepted accounting principles.

/S/ Jeffrey Vorisek

Jeffrey Vorisek
Certified Public Accountant
McHenry, IL
March 12, 1997




                      COMMODITY TREND TIMING FUND II, L.P.
                        STATEMENT OF FINANCIAL CONDITION
                           December 31, 1996 and 1995


ASSETS                                                 1996              1995
                                                   -----------       -----------

Trading account equity
    Cash and cash equivalents                               --       $   326,100
    Net unrealized trading gains                   $    84,584           184,740
    Owed to broker                                        (120)               --
    Securities on deposit                            2,377,590         2,676,723
                                                   -----------       -----------
                                                     2,462,054         3,187,563
Interest receivable                                        119               335
                                                   -----------       -----------

      Total Assets                                 $ 2,462,173       $ 3,187,898
                                                   ===========       ===========
LIABILITIES AND PARTNERSHIP EQUITY

Accrued expenses:
    Commissions                                    $     9,048       $    15,600
    Management fees                                      8,141            10,545
    Other                                               10,940             8,760
                                                   -----------       -----------
      Total Liabilities                                 28,129            34,905
                                                   -----------       -----------

General Partner equity, 56 and
56 units outstanding in 1996
and 1995, respectively                                  49,057            49,074

Limited Partners' equity, 2,741
and 3,566 units outstanding in
1996 and 1995, respectively; a
change of (825) units                                2,384,987         3,103,919
                                                   -----------       -----------
     Total Equity                                    2,434,044         3,152,993
                                                   -----------       -----------
       Total Liabilities and
       Partnership Equity                          $ 2,462,173       $ 3,187,898
                                                   ===========       ===========


See Notes to Financial Statements





                      COMMODITY TREND TIMING FUND II, L.P.
                             STATEMENT OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994




          REVENUES                                   1996           1995           1994
                                                  -----------    -----------    -----------

Realized net trading gains (losses)               $   429,582    $  (316,392)   $(4,143,824)
Change in unrealized net trading gains (losses)      (100,156)       128,668       (257,143)
Interest income                                       150,190        178,957        241,531
Foreign currency (loss)                                (4,704)            --             --
                                                  -----------    -----------    -----------
     Total revenues                                   474,912         (8,767)    (4,159,436)
                                                  -----------    -----------    -----------
          EXPENSES

Commissions                                           234,341        143,555        938,050
Management fees                                       117,465        129,446        287,815
Administrative                                         54,014         31,876         46,047
                                                  -----------    -----------    -----------
     Total expenses                                   405,820        304,877      1,271,912
                                                  -----------    -----------    -----------
Net income (loss)                                 $    69,092    $  (313,644)   $(5,431,348)
                                                  ===========    ===========    ===========
Net income (loss) per unit,
Limited Partner interest                          $      (.30)   $    (60.51)   $   (947.28)
                                                  ===========    ===========    ===========
Net income (loss) per unit,
General Partner interest                          $      (.30)   $    (60.51)   $   (947.28)
                                                  ===========    ===========    ===========


See Notes to Financial Statements






                      COMMODITY TREND TIMING FUND II, L.P.
                          STATEMENT OF PARTNERS' EQUITY
                 For the years ended December 31, 1996 and 1995





                                   Limited Partners      General Partner         Total
                                   ----------------      ---------------         -----

Equity, December 31, 1994             $ 4,644,545         $    77,279         $ 4,721,824

Additions                                  32,667                  --              32,667

Net loss                                 (308,295)             (5,349)           (313,644)

Redemption                             (1,264,998)            (22,856)         (1,287,854)
                                      -----------         -----------         -----------

Equity, December 31, 1995             $ 3,103,919         $    49,074         $ 3,152,993

Net income/(loss)                          69,109                 (17)             69,092

Redemption                               (788,041)                 --            (788,041)
                                      -----------         -----------         -----------

Equity, December 31, 1996             $ 2,384,987         $    49,057         $ 2,434,044
                                      ===========         ===========         ===========

     Equity per unit December 31          1996                1995                1994
     ---------------------------          ----                ----                ----

Number of units outstanding                 2,797               3,622               5,071
                                      ===========         ===========         ===========

Net asset value per unit              $    870.26         $    870.56         $    931.07
                                      ===========         ===========         ===========




See Notes to Financial Statements




                      COMMODITY TREND TIMING FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

Note 1.  Significant Accounting Policies

     The valuation of net assets includes unliquidated commodity futures contracts owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts, if any, has been calculated based on closing prices on the last business day of the year of 1996 and 1995. Foreign currency is translated into US dollars at the exchange rates prevailing on the last business day of the year.

     Income taxes - No provision for income taxes has been made since the Partnership is not subject to taxes on income. Each partner is individually liable for the tax on its share of income and expenses. The Partnership prepares a calendar year information tax return.

     Securities on Deposit - US. Treasury securities are presented at cost plus accrued interest, which approximates market.

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

     As of May 1, 1995 Chang-Crowell Investment Management, Inc. ("CCIM"). replaced Smith Barney Futures Management, Inc. as the General Partner of the Partnership. The Agreement of Limited Partnership vests all responsibility and powers for the management of the business and affairs of the Partnership with CCIM, the General Partner. CCIM is registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor and is also a member of the National Futures Association.

     The General Partner and each limited partner will share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of redemption.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2002; the net asset value of a Unit decreases to less than $350 as of the close of any business day; the aggregate net assets decline to less than $1,750,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

Note 3. Contracts And Agreements:

     The General Partner, CCIM will act as a Trading Manager to the Partnership. CCIM has discretion to utilize the services of one or more professional commodity trading advisors. As of December 31, 1996 the Partnership had agreements with two Trading Advisors. Asset management is split between Chang-Crowell Management Corporation and Marathon Capital Growth Partners L.L.C. Both of the Trading Advisors are registered with the Commodity Futures Trading Commission as Commodity Trading Advisors and both are also members of the National Futures Association.




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

     At the time CCIM replaced Smith Barney Futures Management Inc. ("SBFM") as General Partner of the Partnership, SBFM redeemed its remaining interest in the Partnership equal to $71,976. CCIM initially contributed $49,120 to Partnership equity. The statement of partners' equity reports this transaction as a General Partner net redemption of $22,856.

Note 5. Financial Instruments With Off-Balance Sheet Credit And Market
        Risk.

     Included in the definition of financial instruments are futures, options on futures and forward contracts. The Partnership invests in various futures contracts for speculative purposes. These contracts are marked to market daily, with variations in the value of the futures contracts settled on a daily basis with the exchange upon which they are traded. For these contracts the unrealized gain or loss rather than the notional amounts, represents the approximate future cash requirements. At December 31, 1996 the Partnership owned open exchange traded futures contracts that would have provided approximately $138,812 if settled and also would have used $(54,228) if settled. Offsetting these assets and liabilities at December 31, 1996 results in an unrealized net trading gain of $84,584.

     Theoretically, the Partnership is exposed to a market risk (loss) equal to the notional value of contracts purchased and unlimited liability on contracts sold short. Generally, financial futures and options on futures contracts can be closed out at the discretion of



                      COMMODITY TREND TIMING FUND II, L.P.
                         NOTES TO FINANCIAL STATEMENTS

(Note 5. continued)

     the trading advisor. However, if the market is not liquid, it could prevent the timely close-out of any unfavorable positions or require the Partnership to hold those positions until maturity, regardless of the changes in their value or the trading advisor's investment strategies. At December 31, 1996 the Partnership owned long and short exchange traded futures positions with an aggregate notional value of approximately $21,670,000. At December 31, 1996 the Partnership owned contracts with a fair value of $83,052 and notional value of $15,738,000 which mature within 90 days; and 6 contracts with a fair value of $1,511 and notional value of $941,000 which mature within 180 days; and 24 contracts with a fair value of $21 and notional value of $5,081,000 which mature within 270 days. Futures contracts have little credit risk because futures exchanges are the counterparties.

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




                      COMMODITY TREND TIMING FUND II, L.P.
                         NOTES TO FINANCIAL STATEMENTS

(Note 6. continued)

     The Partnership has funds at the Commodity broker in regulated and non-regulated accounts which are used to meet minimum margin requirements for all of the Partnership's open positions, as set by the exchange upon which each futures contract is traded. At December 31, 1996 the Partnership had assets in segregated (regulated) accounts at the Commodity broker of $2,462,054. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying assets. The Partnership had realized net trading gains/(losses) from futures trading for the year ended 1996 and 1995 of $429,582 and $(316,392) respectively, as reported in the statement of operations. The Partnership had revenue from the change in unrealized net trading gains/(losses) of $(100,156) and $128,668 for the same period, as reported in the statement of operations.

     Foreign currency gains or losses are the result of the conversion of the foreign currency denomination to US dollars. Non-regulated futures contracts have foreign exchange risk since the contracts are traded in currency denominations other than US dollars.


Unrealized holdings at December 31, 1996              Fair Value    Notional Value
----------------------------------------              ----------    --------------
Regulated futures contract assets - long             $    65,313    $ 4,804,000
Regulated futures contract assets - short                 54,683      3,906,000
Regulated futures contract liabilities - long            (19,786)     1,287,000
Regulated futures contract liabilities - short            (4,000)     1,282,000
Non-regulated futures contract assets - long               6,513      3,708,000
Non-regulated futures contract assets - short             12,214      2,736,000
Non-regulated futures contract liabilities - long        (28,594)     1,757,000
Non-regulated futures contract liabilities - short        (1,759)     2,190,000
                                                     -----------    -----------
     Total                                           $    84,584    $21,670,000
                                                     ===========    ===========







                      COMMODITY TREND TIMING FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS

Note 7. Selected Financial Data

     Net realized and unrealized trading gains (losses), interest income, net income (loss) and increases (decreases) in net asset value per unit for the years ended December 31, 1996, 1995, 1994, 1993 and 1992; and total assets as of December 31, of those years respectively:





                                  1996            1995            1994            1993            1992
                              ------------    ------------    ------------    ------------    ------------
Net realized and unrealized
trading gains (losses) net
of brokerage commissions
and fees                      $     80,617    $   (335,719)   $ (5,339,017)   $  2,015,081    $ (2,275,367)
Interest income               $    150,190    $    178,957    $    241,531    $    276,486    $    368,414
                              ------------    ------------    ------------    ------------    ------------
                              $    230,807    $   (156,762)   $ (5,097,486)   $  2,291,567    $ (1,906,953)
                              ------------    ------------    ------------    ------------    ------------
Net income (loss)             $     69,092    $   (313,644)     (5,431,348)   $  1,782,837    $ (2,472,923)
                              ============    ============    ============    ============    ============
Increase (decrease) in
net asset value per unit      $       (.30)   $     (60.51)   $    (947.48)   $     269.20    $    (284.80)
                              ============    ============    ============    ============    ============

Total assets                  $  2,462,173    $  3,187,898    $  4,771,591    $ 11,518,289    $ 11,874,837
                              ============    ============    ============    ============    ============



     Brokerage commissions and clearing fees for the years reported were $244,105, $147,995, $938,050, $1,215,575 and $1,153,173, respectively.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Mr. Jeffrey Vorisek, a Certified Public Accountant, audited the Partnership's financial statements for the fiscal years ended December 31, 1995 and 1996. Coopers & Lybrand L.L.P. ("Coopers") audited the Partnership's financial statements for the fiscal year ended December 31, 1994.

         (i) Coopers did not resign or decline to stand for reappointment. CCIM engaged the services of Mr. Vorisek on January 29, 1996 rather than Coopers as a cost-effectiveness measure.

         (ii) Neither the reports of Mr. Vorisek on the financial statements for the fiscal years ended December 31, 1996 and 1995 nor the reports of Coopers on the financial statements for the fiscal years ended December 31, 1994 and 1993 contained an adverse opinion or a disclaimer of opinion, and none of such reports were qualified or modified as to uncertainty, audit scope or accounting principles.

         (iii) The decision to change accountants was made by the Managing Directors on behalf of CCIM, the General Partner at the time of such change. Under Section 8 of the Partnership Agreement, the General Partner generally has exclusive authority to conduct and manage the business of the Partnership.

         (iv) CCIM is not aware of any disagreements with Coopers during the fiscal years ended December 31, 1995 and 1994 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement or disagreements, if not resolved to the satisfaction of Coopers, would have caused Coopers to make reference to the subject matter of the disagreement or disagreements in connection with its report on the Partnership's financial statements.

         (v) Not applicable.





PART III


 Item 10. Directors and Executive Officers of the Registrant.

         The Partnership has no directors or officers. Its affairs are managed by CCIM, as General Partner. Investment decisions are made by CCIM, as trading manager, and by Marathon and CCMC, as Advisors.

         Each of Messrs. R. Parker Crowell, Bruce N. Terry and Robert Ecke, as an executive officer of CCIM, was required, pursuant to Securities and Exchange Commission Rule 16a-3(e) and the instructions to Form 3, to file a Form 3 within ten days after May 1, 1995, the effective date of the election of CCIM as General Partner. None of such Forms have been filed. Messrs. Terry and Ecke did not hold any Units on May 1, 1995, and have not acquired any Units since such date. Mr. Crowell assigned to CCIM 19.86 Units effective as of May 1, 1995. Mr. Crowell did not file a Form 4 disclosing such assignment. Since such assignment, Mr. Crowell has had beneficial ownership of 15 Units.

Item 11. Executive Compensation.

         Under the terms of Paragraph 6 of the Partnership Agreement, a General Partner must maintain a 1% interest in the profits and losses of the Partnership. To the extent the Partnership engages in profitable activities, CCIM derives benefit from its interest.

         The Partnership pays to CCIM (i) a monthly management fee equal to 1/3 of 1% of the Partnership's Net Assets allocated to the Advisors as of the end of each calendar month and (ii) a quarterly incentive fee equal to 15% of the Partnership's Trading Profits (as defined below) earned on the assets of the Partnership allocated to each Advisor, calculated without regard to the performance of the other Advisor.

         CCIM pays to each Advisor (i) a monthly management fee equal to 1/12 of 1% of the Partnership's Net Assets allocated to the Advisor as of the end of each calendar month and (ii) a quarterly incentive fee equal to 15% of the Partnership's Trading Profits (as defined below) earned on the assets of the Partnership allocated to the Advisor.

         Consequently, CCIM receives 100% of the aggregate compensation paid as a management fee pursuant to the Trading Manager Agreement, but retains only 50% of such compensation and pays 25% of such compensation to each Advisor. No incentive fees were paid in 1996. CCIM would receive 100% of the aggregate compensation paid by the Partnership as an incentive fee but would pay all of such compensation to each Advisor pursuant to the Management Agreement.


         During the year ended December 31, 1996, the Advisors and CCIM, as trading manager, were paid management fees as follows:

                Advisor          Amount

                CCMC            $28,170
                Marathon        $31,765
                CCIM            $59,935

         "Trading Profits" is determined by adding the net of any profits and losses realized on all trades closed out during a fiscal quarter to the net of any unrealized profits and losses on open positions as of the end of such quarter (after deduction for accrued round-turn brokerage commissions) and subtracting from such sum the following: (i) the net of any unrealized profits or losses on open positions as of the end of the preceding fiscal quarter (after deduction for accrued round-turn brokerage commissions); (ii) all expenses (except incentive fees for the current quarter) incurred or accrued during such quarter; and (iii) cumulative net realized trading losses, if any, carried forward from all preceding quarters since the last quarter for which an incentive fee was payable. Interest income is not taken into account in computing Trading Profits.

         The terms of the Management Agreement are not the result of arms-length negotiations and may not represent the best terms that could be obtained from a trading advisor that is not a related party.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security Ownership of Certain Beneficial Owners.

         The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding as of December 31, 1996. Mr. Crowell, a Director of CCIM, has beneficial ownership of 15 Units.

         (b) Security Ownership of Management.

         Under the terms of the Partnership Agreement, the Partnership's affairs are managed by the General Partner. CCIM owns units of general partnership interest equivalent to 56.37 Units (2.015% of the Units outstanding as of December 31, 1996). Mr. Crowell has beneficial ownership of Units.

         (c) Changes in Control.

         The Partnership knows of no arrangement the operation of which may at a subsequent date result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions.

         (a)  through (d) - Not applicable.


                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)     Exhibits.

1-1 Letter Amending Selling Agreement between the Partnership and Lehman Brothers Capital Management Corp. (filed as Exhibit 1.1 to Form 10-Q for the quarter ended July 31, 1986, and incorporated herein by reference).

1-2 Letter Amending Soliciting Dealer Agreements (filed as Exhibit 1.2 to Form 10-Q for the quarter ended July 31, 1986, and incorporated herein by reference).

3-1 Certificate of Limited Partnership of the Partnership as filed in the office of the County Clerk of New York County on May 14, 1982 (filed as
        Exhibit 3.2 to the Registration Statement No. 2-77668 and incorporated herein by reference).

3-2 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on December 21, 1982 (filed as Exhibit 19.1 to Form 10-Q for the quarter ended January 31, 1983, and incorporated herein by reference).

3-3 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on March 23, 1983 (filed as Exhibit 19.1 to Form 10-Q for the quarter ended April 30, 1993, and incorporated herein by reference).

3-4 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on July 8, 1983 (filed as
        Exhibit 19.1 to Form 10-Q for the quarter ended July 31, 1983, and incorporated herein by reference).

3-5 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on November 2, 1983. (filed as Exhibit 3.5 to Form 10-K for the fiscal year ended October 31, 1983, and incorporated herein by reference).

3-6 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on February 8, 1984 (filed as Exhibit 19.1 to Form 10-Q for the quarter ended January 31, 1984, and incorporated herein by reference).

3-7 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on April 18, 1984 (filed as Exhibit 19.1 to Form 10-Q for the quarter ended April 30, 1984, and incorporated herein by reference).

3-8 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on August 21, 1984 (filed as Exhibit 19.1 to Form 10-Q for the quarter ended July 31, 1984, and incorporated herein by reference).

3-9 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on January 31, 1985 (filed as Exhibit 19.1 to Form 10-Q for the quarter ended January 31, 1985, and incorporated herein by reference).

3-10 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on February 4, 1985 (filed as Exhibit 19.2 to Form 10-Q for the quarter ended April 30, 1985, and incorporated herein by reference).

3-11 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on May 2, 1985 (filed as
        Exhibit 19.1 to Form 10-Q for the quarter ended April 30, 1985, and incorporated herein by reference).

3-12 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on May 15, 1985 (filed as
        Exhibit 19.2 to Form 10-Q for the quarter ended April 30, 1985, and incorporated herein by reference).

3-13 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on August 2, 1985 (filed as Exhibit 3.15 to Amendment No. 2 to Registration Statement No. 2-93885 and incorporated herein by reference).

3-14 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on October 9, 1985 (filed as Exhibit 3.14 to Form 10-K for the fiscal year ended October 31, 1985, and incorporated herein by reference).

3-15 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on November 4, 1985 (filed as Exhibit 3.15 to Form 10-K for the fiscal year ended October 31, 1985, and incorporated herein by reference).

3-16 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on February 5, 1985 (filed as Exhibit 19.1 to Form 10-Q for the quarter ended January 31, 1986, and incorporated herein by reference).

3-17 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on May 13, 1986 (filed as
        Exhibit 19.1 to Form 10-Q for the quarter ended July 31, 1986, and incorporated herein by reference).

3-18 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on June 6, 1986 (filed as
        Exhibit 19.2 to Form 10-Q for the quarter ended July 31, 1986, and incorporated herein by reference).

3-19 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on July 13, 1986 (filed as
        Exhibit 19.3 to Form 10-Q for the quarter ended July 31, 1986, and incorporated herein by reference).

3-20 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on July 21, 1986 (filed as
        Exhibit 19.4 to Form 10-Q for the quarter ended July 31, 1986, and incorporated herein by reference).

3-21 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on August 6, 1986 (filed as Exhibit 19.5 to Form 10-Q for the quarter ended July 31, 1986, and incorporated herein by reference).

3-22 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on September 5, 1986 (filed as Exhibit 19.6 to Form 10-Q for the quarter ended July 31, 1986, and incorporated herein by reference).

3-23 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on October 6, 1986 (previously filed).

3-24 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on November 7, 1986 (previously filed).

3-25 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on December 4, 1986 (previously filed).

3-26 Certificate Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on January 12, 1987 (filed as Exhibit 19.4 to Form 10-Q for the quarter ended January 31, 1987, and incorporated herein by reference).

3-27 Certificates Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on February 5, 1987, March 4, 1987, March 9, 1987, April 8, 1987, and May 8, 1987 (filed as
        Exhibits 19.1 through 19.5 to Form 10-Q for the quarter ended April 30, 1987, and incorporated herein by reference).

3-28 Certificates Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on June 4, 1987, July 8, 1987, and August 10, 1987 (filed as Exhibits 19.1 through 19.3 to Form 10-Q for the quarter ended July 31, 1987, and incorporated herein by reference).

3-29 Certificates Amending Certificate of Limited Partnership as filed in the office of the County Clerk of New York County on September 10, 1987, October 15, 1987, November 5, 1987, and November 16, 1987 (filed as Exhibits 19.1 through 19.4 to Form 10-Q for the quarter ended October 31, 1987, and incorporated herein by reference).

3-30 Certificate of Amendment of the Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on October 2, 1995 (filed as Exhibit 3-30 to Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

10-1 Customer Agreement between the Partnership and Lehman Brothers Capital Management Corp. dated as of August 31, 1982 (filed as Exhibit 10.1 to Form 10-K for the fiscal year ended October 31, 1983, and incorporated herein by reference).

10-2 Management Agreement among the Partnership, Hayden Commodities Corp. and Richard D. Donchian dated as of August 31, 1982 (filed as Exhibit 10.2 to Form 10-K for the fiscal year ended October 31, 1983, and incorporated herein by reference).

10-3 Letter extending Management Agreement among the Partnership, Hayden Commodities Corp. and Richard D. Donchian dated as of December 15, 1983 (filed as Exhibit 10.3 to Form 10-K for the fiscal year ended October 31, 1983, and incorporated herein by reference).

10-4 Letter Amending Management Agreement among the Partnership, Hayden Commodities Corp. and Richard D. Donchian dated as of January 23, 1984 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended January 31, 1984, and incorporated herein by reference).

10-5 Letters dated December 31, 1985, and December 26, 1986, amending and extending the Management Agreement (filed as Exhibits 10.2 and 10.3 to Form 10-Q for the quarter ended April 30, 1987, and incorporated herein by reference).

10-6 Letter dated December 2, 1987, amending and extending the Management Agreement (previously filed).

10-7 Letter dated December 1, 1988, extending the Management Agreement (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference).

10-8 Letter dated December 14, 1989, extending the Management Agreement (previously filed).

10-9 Letter dated December 6, 1990, from Hayden Commodities Corp., as General Partner, to R. Parker Crowell extending Management Agreement (filed as
        Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10-10 Letter dated December 9, 1991, from Lehman Brothers Capital Management Corp. ("LBCMC"), as General Partner, to R. Parker Crowell extending Management Agreement (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10-11 Letter dated November 30, 1992, from LBCMC, as General Partner, to R. Parker Crowell extending Management Agreement (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10-12 Letter dated December 20, 1993, from Smith Barney Shearson Futures Management Inc., as General Partner, to R. Parker Crowell extending Management Agreement (filed as Exhibit 10.12 to Form 10-K for fiscal year ended December 31, 1993, and incorporated herein by reference).

10-13 Letter dated February 16, 1995, from Smith Barney Futures Management, Inc, as General Partner, to R. Parker Crowell extending Management Agreement (filed as Exhibit 10.13 to Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference).

10-14 Letter dated May 1, 1995, from the Partnership to R. Parker Crowell and CCMC regarding the assignment of R. Parker Crowell's rights, duties and obligations under the Management Agreement to CCMC, and CCMC's assumption thereof (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10-15 Letter dated June 21, 1995, from the Partnership to CCMC terminating the Management Agreement effective June 30, 1995 (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10-16 Trading Manager Agreement made June 21, 1995, to become effective June 30, 1995, between the Partnership and CCIM (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10-17 Management Agreement made June 21, 1995, to become effective June 30, 1995, among CCIM, CCMC and Marathon (filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10-18 Letter dated September 10,1996, from Coopers & Lybrand LLP ("Coopers") to the Securities and Exchange Commission regarding the concurrance of Coopers with the statements made by the Partnership in the Form 10-K/A1 for the fiscal year ended December 31, 1995, concerning the change in the Partnership's independent accountant (filed as Exhibit 16-1 to Form 10-K/A2 for the fiscal year ended December 31, 1996, and incorporated herein by reference).

27-1 Financial Data Schedule for the Fiscal Year Ended December 31, 1996 (filed herein).


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


COMMODITY TREND TIMING FUND II

By:     CHANG-CROWELL INVESTMENT MANAGEMENT INC.
Its:    General Partner


By:     /s/ Robert Ecke
        /s/ Robert Ecke, President

Date:   March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 1997.


By:     /s/ Robert Ecke
        Robert Ecke, President and Director
        of Chang-Crowell Investment Management Inc.



Date:   March 31, 1997


By:     /s/ Bruce N. Terry
        Bruce N. Terry, Treasurer and Director
        of Chang-Crowell Investment Management Inc.

Date:   March 31, 1997