Form 10-Q/A
period 1996-03-31
COMMODITY TREND TIMING FUND II
filed 1997-05-14
CIK 702655

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-Q/A

(Mark One)

 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

        None.

Item 5. Other Information

        None.


Item 6. (a) Exhibits

        27  Financial Data Schedule for the Three Months
            Ended March 31, 1996.

        (b) Reports on Form 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


COMMODITY TREND TIMING FUND II

By:     CHANG-CROWELL INVESTMENT MANAGEMENT INC.
Its:    General Partner

By:     /s/ Robert Ecke
        -----------------------
        Robert Ecke, President

Date:   5/13/97