Form 10-Q/A
period 1996-06-30
COMMODITY TREND TIMING FUND II
filed 1997-05-14
CIK 702655

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-Q/A

(Mark One)


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996


                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________ to ______________

Commission file number 2-77668, 2-79486, 2-80288
                       -------------------------

                         Commodity Trend Timing Fund II
              ---------------------------------------------------
              (Exact Name of Registrant as Specified Its Charter)

                      New York                                13-3128322
           -------------------------------               -------------------
           (State or Other Jurisdiction of                 (I.R.S. Employer
            Incorporation or Organization)               Identification No.)

        67 Mason Street, Greenwich, Connecticut                06830
       ----------------------------------------             ----------
       (Address of Principal Executive Offices)             (Zip Code)

       Registrant's Telephone Number, Including Area Code (203) 629-6248

--------------------------------------------------------------------------------
         Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report

     Indicate by check  X  whether the registrant (1) has filed all reports
                       ---
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---
================================================================================

PART II - OTHER INFORMATION

Item 1  Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security
        Holders

        None.

Item 5. Other Information

        None.


PART II - OTHER INFORMATION


Item 6. (a) Exhibits

        27  Financial Data Schedule for the Six Months
            Ended June 30, 1996.

        (b) Reports on Form 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


COMMODITY TREND TIMING FUND II

By:     CHANG-CROWELL INVESTMENT MANAGEMENT INC.
Its:    General Partner

By:     /s/ Robert Ecke, President
        --------------------------
        Robert Ecke, President

Date:   5/13/97
        -------